Form 10-Q
period 1996-03-31
GLOBAL OPPORTUNITY FUND LP
filed 1996-05-16
CIK 887724

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549

                             FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the
- ---  Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

- --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

Commission File Number 0-22640


                The Global Opportunity Fund L.P.
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            Illinois                            36-3824101
- -----------------------------------------------------------------
   (State or other jurisdiction of           (IRS Employer
    incorporation or organization)         Identification No.)



  c/o Rodman & Renshaw Futures Management, Inc.
  233 South Wacker Drive, Suite 4500
  Chicago, Illinois                                 60606
- -----------------------------------------------------------------
        (Address of principal                     (Zip Code)
          executive offices)


                        (312)  526-2000
- -----------------------------------------------------------------
       (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES X    NO
                                                   ---     ---

                 Total Pages In This Report - 9

                 The Global Opportunity Fund L.P.


                             INDEX


PART I - FINANCIAL INFORMATION

                                                             Page
                                                             ----

Item 1.  Financial Statements


  Statements of Financial Condition as of
  March 31, 1996 (unaudited) and December 31, 1995             3

  Statements of Operations (unaudited) for the three
  months ended March 31, 1996 and 1995                         4

  Statements of Changes in Partners' Capital
  for the three months ended March 31, 1996 (unaudited)
  and the year ended December 31, 1995                         5

  Note to Unaudited Financial Statements --
  March 31, 1996                                               6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7


Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                      8



SIGNATURES                                                     9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              THE GLOBAL OPPORTUNITY FUND L.P.
                             STATEMENTS OF FINANCIAL CONDITION
                                                       March 31,
                                                         1996            December 31,
                                                      (unaudited)           1995
                                                      -----------       -----------
ASSETS

Equity in futures and forward trading accounts:
   Cash                                               $1,726,823        $2,390,033
   United States Treasury securities, at cost
      plus acccrued interest which approximates
      market value                                       336,953           333,364
   Net unrealized gain on open contracts                 190,193           423,350
                                                      ----------        ----------

            Total equity in futures and forward
            trading accounts                           2,253,969         3,146,747


Receivable from commodity broker                          13,440            11,255
State taxes receivable                                     6,252
                                                      ----------        ----------
            Total assets                              $2,273,661        $3,158,002
                                                      ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued administrative expenses                    $   18,007        $   17,493
   Accrued brokerage commissions and fees                 26,623            19,179
   Interest payable                                        2,614             4,452
   Accrued management fees                                22,687            51,297
   Accrued incentive fees                                                   74,653
   Redemptions payable                                    10,230
   State taxes payable                                     6,252             6,252
   Miscellaneous payables                                  9,947             8,343
                                                      ----------        ----------

            Total liabilities                             96,360           181,669
                                                      ----------        ----------


Partners' capital
   Limited partners (units outstanding: 1996-23,468;
                     1995-24,658)                      2,127,621         2,911,630
   General partner (units outstanding:  537)              49,680            64,703
                                                      ----------        ----------

            Total partners' capital                    2,177,301         2,976,333
                                                      ----------        ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL               $2,273,661        $3,158,002
                                                      ==========        ==========

NET ASSET VALUE PER UNIT - LIMITED PARTNERS           $    90.66        $   118.08
                                                      ==========        ==========

NET ASSET VALUE PER UNIT - GENERAL PARTNER            $    92.51        $   120.49
                                                      ==========        ==========

                        See note to the unaudited financial statements.

                              THE GLOBAL OPPORTUNITY FUND L.P.
                                  STATEMENTS OF OPERATIONS
                                         (unaudited)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         1996                    1995
                                                      ----------              ----------
REVENUES:

   Trading profit (loss):
      Realized                                        $(361,902)              $  869,443
      Change in unrealized                             (233,157)                 170,985
   Foreign currency gain (loss)                          (2,354)                  22,080
                                                      ----------              ----------

            Total trading and foreign
               currency profit (loss)                  (597,413)               1,062,508


   Interest income, net                                   8,780                   46,349
                                                      ---------               ----------


            Total revenues                             (588,633)               1,108,857
                                                      ----------              ----------


EXPENSES:

   Brokerage commissions                                 45,995                   80,678
   Management fees                                       23,888                   26,994
   Incentive fees                                                                149,703
   Administrative expenses                               10,090                   15,258
   State taxes                                           (6,252)
                                                      ----------              ----------



            Total expenses                               73,721                  272,633
                                                      ---------               ----------


NET INCOME (LOSS)                                     $(662,354)                 836,224
                                                      ==========              ==========

NET INCOME (LOSS) ALLOCATED TO:
   Limited partners                                   $(647,331)              $  825,363
                                                      ==========              ==========

   General partner                                    $ (15,023)              $   10,861
                                                      ==========              ==========

NET (LOSS) INCOME PER UNIT
   OUTSTANDING FOR ENTIRE PERIOD
   Limited Partners                                   $  (27.42)              $    19.83
                                                      ==========              ==========

   General Partner                                    $  (27.98)              $    20.22
                                                      ==========              ==========

                        See note to the unaudited financial statements.

                                      THE GLOBAL OPPORTUNITY FUND L.P.
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                (unaudited)





                              TOTAL UNITS OF

                                    PARTNERSHIP             LIMITED           GENERAL

                              INTEREST                PARTNERS'         PARTNER'S
TOTAL
                              ---------------    --------       ---------           -----


PARTNERS' CAPITAL
   December 31, 1994                    47,815            $ 4,205,575         $ 48,753
 $ 4,254,328

     Redemption of 22,620 units of
     Limited Partnership interest      (22,620)            (2,353,248)
  (2,353,248)


   Net income                                               1,059,303           15,950
   1,075,253
                                 --------       -----------      --------
- -----------


PARTNERS' CAPITAL
   December 31, 1995                    25,195              2,911,630           64,703
   2,976,333

   Redemption of 1,190 units of
     Limited Partnership interest       (1,190)              (136,678)
    (136,678)

   Net income                                                (647,331)         (15,023)
    (662,354)
                                 --------       -----------      --------        ----------

PARTNERS' CAPITAL
   March 31, 1996 (unaudited)           24,005            $ 2,127,621         $ 49,680
  $2,177,301
                                 ========           ============        =========
===========





                      See note to the unaudited financial statements.

THE GLOBAL OPPORTUNITY FUND L.P.
NOTE TO UNAUDITED FINANCIAL STATEMENTS
March 31, 1996



NOTE A - BASIS OF PRESENTATION
- ------------------------------

The unaudited financial statements of The Global Opportunity
Fund L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with its trading activity. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. Redemptions of units during the quarter ended
March 31, 1996 reduced the amount of funds available by $136,678. Redemption requests for April and May, 1996 totalling approximately $50,000 have been received through May 13, 1996.


Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so.


Results of Operations

Given the volatility of the markets in which the Partnership trades, its quarterly results could fluctuate significantly and are not indicative of the expected results for the fiscal year.

For the quarter ended March 31, 1996, trading operations reported a trading loss of $597,413 and net loss of $662,354 compared with a trading profit of $1,062,508 and net income of $836,224 for the comparable period last year. Adverse trading conditions, primarily in interest rate markets, negatively impacted results of operations. Two trading advisors had net profits of approximately $63,000 and three trading advisors had net losses totalling approximately $660,000 during the first quarter of 1996. FX-500 LTD was terminated as a trading advisor effective February 8, 1996. Incentive fees, which are based on trading profits, decreased as a result of the trading losses. Brokerage commissions, which are based on Net Asset Value, decreased from $80,678 to $45,995 for the quarter ended March 31, 1996 versus the quarter ended March 31, 1995. Interest income decreased from $46,349 to $8,780 for the same periods. Limited Partner per unit value decreased by $27.42 and General Partner per unit value decreased by $27.98 for the first quarter of 1996. The difference in these per unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.


PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


  A Form 8-K dated March 22, 1996 was filed March 29, 1996 reporting the change in auditors from Deloitte & Touche LLP to Coopers & Lybrand LLP.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 The Global Opportunity Fund L.P.
                           (Registrant)

BY: Rodman & Renshaw Futures Management, Inc., General Partner




BY:  /s/
PAUL M. DILLON
        --------------
    Paul M. Dillon, Director and President

Date: May 13, 1996




BY:  /s/MARTIN G. PEMBROKE
        ------------------
    Martin G. Pembroke, Treasurer

Date: May 13, 1996