Form 10-Q/A
period 1996-03-31
GLOBAL OPPORTUNITY FUND LP
filed 1996-08-14
CIK 887724

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549

                             FORM 10-Q/A


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
  233 South Wacker Drive, Suite 4500
  Chicago, Illinois                                 60606
        (Address of principal                     (Zip Code)
          executive offices)


                        (312)  526-2000
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

Amended Items:  Item 6.  Exhibits and Reports on Form 8-K.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.


(a)   Exhibits.
      Exhibit 27, Financial Data Schedule

(b)   Reports on Form 8-K.
      None

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


                 The Global Opportunity Fund L.P.
                           (Registrant)

BY: Rodman & Renshaw Futures Management, Inc., General Partner




BY:  /s/
PAUL M. DILLON
        --------------
    Paul M. Dillon, Director and President

Date: August 12, 1996

                              EXHIBIT INDEX

Exhibit 27     Article 5 Financial Data Schedule