Form 10-Q
period 1996-06-30
GLOBAL OPPORTUNITY FUND LP
filed 1996-08-22
CIK 887724

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C. 20549

                               FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

 X   Transition report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934

For the transition period from                 to

Commission File Number 0-22640


                 The Global Opportunity Fund L.P.
- ------------------------------------------------------------------------

      (Exact name of registrant as specified in its charter)

            Illinois                             36-3824101
- ------------------------------------------------------------------------

   (State or other jurisdiction of           (IRS Employer
    incorporation or organization)         Identification No.)



  c/o Rodman & Renshaw Futures Management, Inc.
  233 South Wacker Drive, Suite 4500
  Chicago, Illinois                                 60606
- ------------------------------------------------------------------------

(Address of principal                          (Zip Code)
   executive offices)


                        (312)  526-2000
- ------------------------------------------------------------------------

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
                                                YES X     NO X
                                                   ---      ---


                    Total Pages In This Report - 10

                    The Global Opportunity Fund L.P.


                                 INDEX


PART I - FINANCIAL INFORMATION

                                                             Page
                                                             ----

Item 1.  Financial Statements

  Statements of Financial Condition as of
  June 30, 1996 (unaudited) and December 31, 1995              3

  Statements of Operations (unaudited) for the three
  months and six months ended June 30, 1996 and 1995           4

  Statements of Changes in Partners' Capital
  for the six months ended June 30, 1996 (unaudited)
  and the year ended December 31, 1995                         5
  Note to Unaudited Financial Statements --
  June 30, 1996                                                6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7



Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                      8



SIGNATURES                                                     9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             THE GLOBAL OPPORTUNITY FUND L.P.
                            STATEMENTS OF FINANCIAL CONDITION

                                                       June 30,
                                                         1996           December 31,
                                                      (unaudited)           1995
                                                      -----------       ------------
ASSETS

Equity in futures and forward trading accounts:
   Cash                                               $  661,389        $2,390,033
   United States Treasury securities, at cost
      plus accrued interest which approximates
      market value                                     1,625,434           333,364
   Net unrealized gain on open contracts                   6,134           423,350
                                                      ----------        ----------


            Total equity in futures and forward
            trading accounts                           2,292,957         3,146,747


Receivable from commodity broker                          18,751            11,255
State taxes receivable                                     5,615
                                                      ----------        ----------

            Total assets                              $2,317,323        $3,158,002
                                                      ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued administrative expenses                    $   12,033        $   17,493
   Accrued brokerage commissions and fees                 14,287            19,179
   Interest payable                                                          4,452
   Accrued management fees                                 9,815            51,297
   Accrued incentive fees                                  6,234            74,653
   State taxes payable                                                       6,252
   Miscellaneous payables                                    236             8,343
                                                      ----------        ----------

            Total liabilities                             42,605           181,669
                                                      ----------        ----------


Partners' capital
   Limited partners (units outstanding: 1996-21,896;
                     1995-24,658)                      2,219,181         2,911,630
   General partner (units outstanding:  537)              55,537            64,703
                                                      ----------        ----------
            Total partners' capital                    2,274,718         2,976,333
                                                      ----------        ----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL               $2,317,323        $3,158,002
                                                      ==========        ==========


NET ASSET VALUE PER UNIT - LIMITED PARTNERS           $   101.35        $   118.08
                                                      ==========        ==========

NET ASSET VALUE PER UNIT - GENERAL PARTNER            $   103.42        $   120.49
                                                      ==========        ==========


                      See note to the unaudited financial statements.

                             THE GLOBAL OPPORTUNITY FUND L.P.
                                  STATEMENTS OF OPERATIONS
                                        (unaudited)

                                       THREE MONTHS ENDED        SIX MONTHS ENDED

                                      JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                       1996        1995         1996        1995
                                      --------    --------     --------    --------
REVENUES:

   Trading profit/(loss):
      Realized                      $ 494,176   $  858,979  $  132,274  $1,728,422
      Change in unrealized           (184,059)    (597,999)   (417,216)   (427,014)
   Foreign currency gain/(loss)          (367)       1,350      (2,721)     23,430
                                    ---------   ----------  ----------  ----------
      Total trading and foreign
         currency profit/(loss)       309,750      262,330    (287,663)  1,324,838


   Interest income, net                25,638       70,274      34,418     116,623
                                    ---------   ----------  ----------  ----------

      Total revenues                  335,388      332,604    (253,245)  1,441,461
                                    ---------   ----------  ----------  ----------


EXPENSES:

   Brokerage commissions               45,090       80,436      91,085     161,114
   Management fees                     13,137       32,475      37,025      59,469
   Incentive fees                       4,324       86,916       4,324     236,619
   Other administrative expenses       22,690       12,000      32,780      27,000
   State taxes                            637        6,215      (5,615)      6,473
                                    ---------   ----------  ----------  ----------

      Total expenses                   85,878      218,042     159,599     490,675
                                    ---------   ----------  ----------  ----------


NET INCOME/(LOSS)                   $ 249,510   $  114,562  $ (412,844) $  950,786
                                    =========   ==========  ==========  ==========

NET INCOME/(LOSS) ALLOCATED TO:
   Limited partners                 $ 243,653   $  113,217  $ (403,678) $  938,580
                                    =========   ==========  ==========  ==========

   General partner                  $   5,857   $    1,345  $   (9,166) $   12,206
                                    =========   ==========  ==========  ==========


NET INCOME/(LOSS) PER UNIT
   OUTSTANDING FOR ENTIRE PERIOD    $   10.69   $     2.46  $   (16.73) $    22.29
                                    =========   ==========  ==========  ==========
   Limited Partners
   General Partner                  $   10.91   $     2.51  $   (17.07) $    22.73
                                    =========   ==========  ==========  ==========



                      See note to the unaudited financial statements.


                             THE GLOBAL OPPORTUNITY FUND L.P.
                        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL





                                    TOTAL UNITS OF    LIMITED     GENERAL     TOTAL
                                    PARTNERSHIP       PARTNERS'   PARTNER'S   PARTNERS'
                                    INTEREST          CAPITAL     CAPITAL     CAPITAL
                                    --------------    ---------   ---------   ---------

PARTNERS' CAPITAL
  December 31, 1994                    47,815         $4,205,575   $48,753    $4,254,328

  Redemption of 22,620 units
    Limited Partnership interest      (22,620)        (2,353,248)             (2,353,248)

  Net income                                           1,059,303    15,950     1,075,253
                                    ---------         ----------   -------    ----------


PARTNERS' CAPITAL
  December 31, 1995                    25,195          2,911,630    64,703     2,976,333

  Redemption of 2,762 units of
    Limited Partnership interest
    (unaudited)                        (2,762)          (288,771)               (288,771)

  Net loss (unaudited)                                  (403,678)   (9,166)     (412,844)
                                    ---------         ----------  --------    ----------


PARTNERS' CAPITAL
  June 30, 1996
  (unaudited)                          22,433         $2,219,181   $55,537    $2,274,718
                                    =========         ==========  ========    ==========









                      See note to the unaudited financial statements.

THE GLOBAL OPPORTUNITY FUND L.P.
NOTE TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 1996



NOTE A - BASIS OF PRESENTATION
- ------------------------------

The unaudited financial statements of The Global Opportunity FundL.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with its trading activity.
Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. The amount of funds available was reduced by $152,093 from redemptions of units during the quarter ended June 30, 1996, and by $288,771 for the six months ended June 30, 1996. Redemption requests for July and August, 1996, totalling approximately $54,400 have been received through August 12, 1996.


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

Revenues from trading operations for the second quarter of 1996 improved 18% to $309,750 from $262,330 for the same period last year. For the same period, net income more than doubled to $249,510 from $114,562. This improvement was primarily a result of substantial gains in grain market positions.

During the first half of 1996, trading operations lost $287,663 compared to a profit of $1,324,838 for the same period last year. Significant profits in the second quarter of 1996 recaptured 37% of the losses realized in the first quarter. Adverse trading conditions during the first quarter, primarily in interest rate markets, negatively impacted results of operations.

As a result of limited partner redemptions and a reduction in notional funding, management fees decreased from $32,475 to $13,137 and from $59,469 to $37,025 for the three month and six month periods ending June 30, 1995 and 1996, respectively. For the first half of 1996, incentive fees, which are based on trading profits, decreased as a result of the first quarter trading losses.

Brokerage commissions and interest income, which correspond to net asset value, as defined, also decreased during the same periods. Administrative expenses increased in 1996 due to the Fund directly paying certain professional fees which were formerly absorbed in part by the General Partner.

The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.

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


                     Global Opportunity Fund L.P.
                            (Registrant)

BY: Rodman & Renshaw Futures Management, Inc., General Partner



BY:  /s/
PAUL M. DILLON
        --------------
    Paul M. Dillon, Director and President

Date: August 12, 1996




BY:  /s/MARTIN G. PEMBROKE
        ------------------
    Martin G. Pembroke, Treasurer

Date: August 12, 1996

                            EXHIBIT INDEX

Exhibit 27     Article 5 Financial Data Schedule