Form 10-Q
period 1996-09-30
GLOBAL OPPORTUNITY FUND LP
filed 1996-11-14
CIK 887724

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549

                             FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the
---  Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

Commission File Number 0-22640


                The Global Opportunity Fund L.P.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            Illinois                            36-3824101
-----------------------------------------------------------------
   (State or other jurisdiction of           (IRS Employer
    incorporation or organization)         Identification No.)



  c/o Rodman & Renshaw Futures Management, Inc.
  233 South Wacker Drive, Suite 4500
  Chicago, Illinois                                 60606
-----------------------------------------------------------------
        (Address of principal                     (Zip Code)
          executive offices)


                        (312)  526-2000
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

                 Total Pages In This Report - 9

                 The Global Opportunity Fund L.P.
                 --------------------------------

                              INDEX

PART I - FINANCIAL INFORMATION
                                                             Page
                                                             ----

Item 1.  Financial Statements

  Statements of Financial Condition as of
  September 30, 1996 (unaudited) and December 31, 1995         3

  Statements of Operations (unaudited) for the three
  months and nine months ended September 30, 1996 and 1995     4

  Statements of Changes in Partners' Capital for the
  nine months ended September 30, 1996 (unaudited) and
  the year ended December 31, 1995                             5

  Note to Unaudited Financial Statements --
  September 30, 1996                                           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      8


SIGNATURES                                                     9

PART I      FINANCIAL INFORMATION
Item 1      FINANCIAL STATEMENTS


                                        THE GLOBAL OPPORTUNITY FUND L.P.
                                       STATEMENTS OF FINANCIAL CONDITION

                                                            September 30,     December 31,
                                                                1996                   1995

                                                                  -------------
------------
                                                                            (unaudited)

ASSETS

Equity in commodity futures trading accounts:
   Cash                                                      $  568,875        $2,390,033
   United States Treasury securities, at cost plus
     accrued interest which approximates market value               1,423,635
 333,364
   Net unrealized gain on open contracts                              140,143
 423,350
                                                              ---------
----------
            Total equity in commodity futures trading accounts            2,132,653
     3,146,747

Other receivables                                                29,357
11,255
                                                             ----------
----------

            Total assets                                           $2,162,010
$3,158,002
                                                             ==========
==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accrued administrative expenses                                 $   17,567             $
  17,493
   Accrued brokerage commissions and fees                              25,825
  19,179
   Interest payable
   4,452
   Accrued management fees                                             11,145
51,297
   Accrued incentive fees
  74,653
   State taxes payable
              6,252
   Redemptions payable                                           67,847

   Miscellaneous payables                                                 236
   8,343
                                                             ----------
----------

            Total liabilities                                   122,620
181,669

PARTNERS' CAPITAL

   Limited partners (units outstanding:  20,563 and 24,658)               1,986,454
     2,911,630
   General partner (units outstanding:  537)                                 52,936
        64,703
                                                             ----------
----------

            Total partners' capital                           2,039,390           2,976,333
                                                             ----------
----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $2,162,010
 $3,158,002
                                                             ==========
==========

NET ASSET VALUE PER UNIT - LIMITED PARTNERS                              $    96.60
    $   118.08
                                                             ==========
==========

NET ASSET VALUE PER UNIT - GENERAL PARTNER                               $    98.58
    $   120.49
                                                             ==========
==========

                        See note to unaudited financial statements.

                                            THE GLOBAL OPPORTUNITY FUND L.P.
                                                STATEMENTS OF OPERATIONS
                                                      (unaudited)
                                             Three Months Ended                     Nine Months
Ended
                                              September 30,                          September
30,
                                                      1996              1995                 1996
            1995
                                                     ------            ------
------           ------
REVENUES:
   Trading profit/(loss):

     Realized                                 $(199,246)        $(254,559)           $ (66,972)
    $1,473,863
     Change in unrealized                       134,009            34,674             (283,207)
      (392,340)
     Foreign currency gain/(loss)                   542        (20,635)              (2,179)
      2,795
                                        ----------        ----------           ----------
-----------

          Total trading and foreign
            currency profit/(loss)              (64,695)         (240,520)            (352,358)
     1,084,318

   United States Treasury securities,
      change in market value                           61,012               (75)
61,012             7,435
   Interest income                              (36,999)           34,360               (2,581)
       143,473
                                        ----------        ----------           ----------
-----------

          Total revenues                        (40,682)         (206,235)            (293,927)
     1,235,226

EXPENSES:
   Brokerage commissions                         38,964            65,985              130,049
      227,099
   Management fees                               10,371            31,634               47,396
       91,103
   Incentive fees                                  ---             13,996                4,324
      250,615
   Other administrative expenses                 18,420            12,000               51,200
       39,000
   State replacement taxes                       (  638)           (6,035)              (6,253)
          438
                                        ----------        ----------           ----------
----------

          Total expenses                         67,117           117,580              226,716
      608,255
                                        ----------        ----------           ----------
----------


NET INCOME/(LOSS)                             $(107,799)        $(323,815)           $(520,643)
    $ 626,971
                                        ==========        ==========           ==========
==========
NET INCOME/(LOSS) ALLOCATED TO:

   Limited Partners                           $(105,198)        $(318,327)           $(508,876)
    $ 620,250
                                        ==========        ==========           ==========
==========
   General Partner                            $  (2,601)        $  (5,488)             (11,767)
    $   6,721
                                        ==========        ==========           ==========
==========

NET INCOME/(LOSS) PER UNIT

   OUTSTANDING FOR ENTIRE PERIOD

   Limited Partners                           $   (4.75)         $  (10.01)           $ (21.48)
     $   12.28
                                        ==========         ==========           =========
==========

   General Partner                            $   (4.84)         $  (10.22)           $ (21.91)
     $   12.51
                                        ==========         ==========           =========
==========

                                      See note to unaudited financial statements.

                                        THE GLOBAL OPPORTUNITY FUND L.P.
                                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                              TOTAL UNITS OF

                                    PARTNERSHIP             LIMITED           GENERAL

                              INTEREST                PARTNERS'         PARTNER'S
TOTAL
                              --------------          ---------         ---------
-----

PARTNERS' CAPITAL
   December 31, 1994                    47,815             $4,205,575          $48,753
  $4,254,328

   Redemption of 22,620 units of
     Limited Partnership interest      (22,620)            (2,353,248)
  (2,353,248)

   Net income                                         1,059,303           15,950
1,075,253
                                 --------            -----------         -------
-----------


PARTNERS' CAPITAL
   December 31, 1995                    25,195              2,911,630           64,703
   2,976,333

   Redemption of 4,095 units of
      Limited Partnership interest      (4,095)              (416,300)
    (416,300)

   Net loss                                            (508,876)         (11,767)
(520,643)
                                  -------            -----------         --------
-----------

PARTNERS' CAPITAL
   September 30, 1996
   (unaudited)                          21,100             $1,986,454          $52,936
  $2,039,390
                                  =======            ===========         ========
===========

                                  See note to unaudited financial statements.

THE GLOBAL OPPORTUNITY FUND L.P.
NOTE TO UNAUDITED FINANCIAL STATEMENTS
September 30, 1996



NOTE A - BASIS OF PRESENTATION
------   ---------------------

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. Redemptions of units during the quarter ended September 30, 1996 reduced the amount of funds available by $127,529.


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

Strong employment data and higher interest rates adversely affected the Fund's long U.S. Treasury Bond and Note positions early in the quarter. These losses were offset somewhat by gains in foreign financial market positions. For the quarter and nine months ended September 30, 1996 the Fund had a trading loss of $64,695 and $352,358, respectively. This compares to a loss of $240,520 and a profit of $1,084,318 in the same periods last year.

Management fees and brokerage commissions declined during the three and nine month periods ended September 30, 1996 compared to the same periods last year consistent with the decline in Fund assets. No incentive fees were paid to the trading advisors during the current quarter due to the trading losses incurred.

The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.


PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

  No reports were filed on Form 8-K during the three months ended
  September 30, 1996.

                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                The Global Opportunity Fund L.P.
                --------------------------------
                          (Registrant)

BY: Rodman & Renshaw Futures Management, Inc., General Partner




BY:  /s/
PAUL M. DILLON
        --------------
    Paul M. Dillon, President and Director

Date: November 12, 1996




BY:  /s/MARTIN G. PEMBROKE
        ------------------
    Martin G. Pembroke, Treasurer

Date: November 12, 1996

                            EXHIBIT INDEX

Exhibit 27     Article 5 Financial Data Schedule