Form 10-K
period 1996-12-31
GLOBAL OPPORTUNITY FUND LP
filed 1997-04-16
CIK 887724

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

 X
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE

FISCAL YEAR ENDED DECEMBER 31, 1996
     or
 X
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
---
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE
     TRANSITION PERIOD FROM  _________ to _________

Commission file number 0-22640

                     THE GLOBAL OPPORTUNITY FUND L.P.
-----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           Delaware                          36-3824101
------------------------------
---------------------------(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)        Identification No.)

233 S. Wacker Dr., Ste. 4500, Chicago, Illinois           60606
-----------------------------------------------         ---------
Address of principal executive offices                  Zip Code

Registrant's telephone number,     (312) 526-2000
                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
250,000 Units of Limited Partnership Interest

     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

     The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

     As of December 31, 1996, there were 17,363 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

None.

                 TOTAL PAGES IN THIS REPORT   25
                                             ----

                               PART I
                               ------


ITEM 1.   Business

     The Global Opportunity Fund Limited Partnership (the "Partnership" or the "Fund") is a Delaware limited partnership organized to engage in the speculative trading of futures and forward contracts and related options under the direction of multiple professional trading advisors. Rodman & Renshaw Futures Management, Inc. (the "General Partner") is the general partner and trading manager of the Partnership. Rodman & Renshaw, Inc. ("Rodman"), an affiliate of the General Partner, is the Partnership's commodity broker and selling agent.

     The Partnership shall be dissolved on December 31, 2022, unless dissolved earlier pursuant to conditions in the Limited
Partnership Agreement.

     The Partnership has no employees.


Regulation
----------

     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association, Inc. (the "NFA"), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, and "commodity brokers" or "futures commission merchants," such as Rodman, to be registered and to comply with various reporting and record keeping requirements. The General Partner and Rodman are both members of the NFA. The CFTC may suspend a commodity pool operator's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the General Partner's registration as a commodity pool operator is terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund. Should the General Partner's registration be suspended, termination of the Fund might result. The Act also requires Rodman, in its capacity as a commodity broker, to be registered as a "futures commission merchant."


As members of the NFA, the General Partner and Rodman are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As theself-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals which do not comply with such standards.

     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in commodity futures contract prices that may occur during a single trading day.

ITEM 2.   Properties

     The Partnership does not use any physical properties in the conduct of its business. The General Partner uses its offices to perform administrative services for the Partnership at no cost to the Partnership.

ITEM 3.   Legal Proceedings

     The General Partner is not aware of any legal proceedings to which the Partnership or the General Partner is a party.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of units of limited partnership interest ("Units") through the solicitation of proxies or otherwise.

                            PART II
                            -------



ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     There is no established public trading market for the Units of Limited Partnership ("Units"), nor will one develop. Units may be redeemed subject to the conditions imposed by the Limited Partnership Agreement. As of December 31, 1996 a total of 17,363 Units were outstanding held by 160 Unit holders and 537 Units of General Partnership Interest were outstanding.

     The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partner has not made any distributions to holders of Units as of the date hereof.


ITEM 6.   Selected Financial Data

     On the following page is a summary of selected financial data for the Partnership as of and for the years ended
December 31, 1996, December31, 1995 and December 31, 1994 and the period September15, 1993 (commencement of trading) through December31,1993.


                                  THE GLOBAL OPPORTUNITY FUND L.P.
                                       SELECTED FINANCIAL DATA




                  1996
     1995         1994         1993
                                                  ----         ----          ----         ----
REVENUES:

   Trading profit (loss)

      Realized                                $  567,853    $1,614,266    $  280,319   $ (269,738)
      Unrealized                                 (410,296)       89,187      (86,031)     420,194
   Foreign currency gain (loss)                    (2,210)      (4,895)      (10,764)       4,607
                                               -----------   ----------    ----------  -----------


              Total trading profit and
                 foreign currency gain            155,347    1,698,558       183,524      155,063

   Interest income                                 80,090      166,835        64,062            0
                                               -----------  -----------   -----------  -----------



              Total revenues                      235,437    1,865,393       247,586      155,063
                                               -----------  -----------   -----------  -----------



EXPENSES:

   Commissions                                    171,730      283,682       360,858      115,406
   Management fees                                58,757      120,929        100,604       27,429
   Incentive fees                                 45,273      324,275        126,427       52,192
   Administrative expenses                         69,620       55,000        73,960       20,000
   State taxes                                     (1,590)       6,254             0            0
                                               -----------  -----------   -----------  -----------


              Total expenses                      343,790      790,140       661,849
          215,027

                                               -----------  -----------   -----------  -----------


NET INCOME (LOSS)                                (108,353)  $1,075,253    $ (414,263)  $  (59,964)
                                               ===========  ===========   ===========  ===========



TOTAL ASSETS                                   $2,122,244   $3,158,002    $4,319,234
                                               ==========   ===========   ===========



TOTAL LIABILITIES                              $   87,746   $  181,669    $   64,906
                                               ----------   -----------   -----------


PARTNERS' CAPITAL:
   Limited Partners (units outstanding:
     1996 - 17,363; 1995 - 24,658;
     1994 - 47,278)                              1,970,331    2,911,630    4,205,575

   General Partner (units outstanding:
      1996, 1995 and 1996 - 537)                    64,167       64,703       48,753
                                               ------------  -----------  -----------

Total partners' capital                          2,034,498   2,976,333     4,254,328
                                               -----------  -----------   -----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL        $ 2,122,244   $3,158,002   $4,319,234
                                               ============  ===========  ===========


NET ASSET VALUE PER UNIT - LIMITED PARTNERS        $117.10   $   118.08   $    88.95
NET ASSET VALUE PER UNIT - GENERAL PARTNER         $119.49   $   120.49   $    90.79

NET INCOME (LOSS) PER LIMITED PARTNER UNIT         $  (.98)  $    29.13   $    (7.95)
NET INCOME (LOSS) PER GENERAL PARTNER UNIT         $ (1.00)  $    29.70   $    (8.12)


                                  See notes to financial statements

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Capital Resources
-----------------

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to minimize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus.

Liquidity
---------

Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's commodity trading operations, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange-traded contracts is ED&F Man International Inc. and for all over-the-counter contracts is ED&F Man Capital Inc.

Results of Operations
---------------------

For the year ended December 31, 1996, trading operations reported a net trading profit of $155,347 and net loss of $108,353 as compared to a net trading profit of $1,698,558 and net income of $1,075,253 for the year ended December 31, 1995. In 1995 the Fund profited from favorable long-term trends in interest rate, foreign currency, and grain commodity futures. During 1996 the Fund experienced severe losses in February mainly from the interest rate sector and European financial markets which resulted in a 31% decrease in net asset value for the month. During the second and third quarters of 1996, the Fund's profits from its grain positions were offset by losses due to weather conditions which adversely affected its agricultural and natural gas positions. The fourth quarter of 1996 showed the Fund profiting from its U.S. bond, foreign bond, and currency positions.

Interest income, brokerage commissions, and management fees are based on the net asset value, which decreased for the year ended December 31, 1996 as a result of trading losses and redemptions. Interest earned for the year ended December 31, 1996 was $80,090 as compared to $166,835 for the same period last year. Brokerage commissions and management fees expensed during 1996 were $171,730 and $58,757 as compared to $283,682 and $120,929 during
1995, respectively. The decrease in incentive fees to $45,273 for the year ended December 31, 1996 from $324,275 for the year ended December 31, 1995 was a direct result of trading losses during 1996. At December 31, 1996 there was no material credit risk exposure exceeding 10% of total assets for either exchange-traded or over-the-counter contracts.

ITEM 8.   Financial Statement and Supplementary Data

     The information required by this item is submitted as a separate section of this report. (See page 13).


ITEM 9. Changes in and Disagreements with Independent Auditors' on Accounting and Financial Disclosure

     There were no disagreements with accountants on accounting and financial disclosure during the quarter ended December31,1996. On March 22, 1996, the Fund, upon the recommendation of the General Partner, dismissed Deloitte & Touche LLP and appointed Coopers & Lybrand LLP as the Fund's certifying accountant. The report of Deloitte & Touche LLP on the financial statements for the Fund for the year ended December31, 1994 and the period September 15, 1993 (commencement of trading) through December 31, 1993 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the year ended December 31, 1994 and the period September 15, 1993 through December 31, 1993, and during the interim period from January 1, 1995 through March 22, 1996, the Fund had no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, during the years ended December 31, 1995 and 1994 and during the interim period September 15, 1993 through December 31, 1993, and during the interim period from January 1, 1996 through March 22, 1996, neither the Fund nor anyone on the Fund's behalf consulted Coopers & Lybrand LLP regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Fund's financial statements.

                          PART III
                          --------

ITEM 10.  Directors and Executive Officers of the Registrant

     The Fund has no directors or executive officers. The Fund is managed by the General Partner. There are no "significant employees" of the Fund.

     The Fund's General Partner is Rodman & Renshaw Futures Management, Inc., a Delaware corporation. The General Partner is a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. The address of the General Partner is 233 South Wacker Drive, Suite 4500, Chicago, Illinois 60606; telephone number
(312)526-2000.

     The principals of the General Partner are as follows:

     F. L. Kirby, age 52, President and a Director of the General Partner since January 31, 1997, and Executive Vice President and a Director of Rodman since June 24, 1994; Senior Vice President of Oppenheimer & Co., Inc., a financial services firm, from May, 1993 to June, 1994; Director and Executive Vice President of Rodman from 1981 to 1993.

     Gilbert R. Ott, Jr., age 53, Secretary of the General
Partner and General Counsel and Secretary of Rodman since July 1,
1996; Senior Vice President, Associate General Counsel and
Secretary of Kidder, Peabody & Co. Incorporated from December,
1991 to June, 1996 and holder of other offices with that firm from 1978 to 1991.

     Thomas G. Pinou, age 37, Treasurer and a Director of the General Partner since January 31, 1997, and Associate Director of Accounting - Division Controller of Rodman since August 12, 1996; Vice President of Firm Trading for Yamaichi International, Inc. from June, 1994 to May, 1996; Assistant Treasurer of Equity Trading Division for Bankers Trust Securities from September, 1991 to June, 1994.

     Rodrigo Padilla, age 48, a Director of the General Partner since June 7, 1995; currently a director of Abaco Grupo Financiero, S.A. de C. V., Abaco Casa de Bolsa, S.A. de C.V. de Abaco Grupo Financiero S.A. de C.V. and Confia S.A. de Abaco Grupo Financiero S.A. de C.V.; President and a member of the board of directors of Industrias Delmex, S.A. de C.V.; a director of Grupo Consercio Promesa, and business consultant to a variety of industrial corporations.

     Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers and persons who own more than 10% of the Common Stock to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. The General Partner must also be furnished with a copy of these reports. No Forms 3 were filed during 1996, but such forms are in the process of being filed for Mssrs. Kirby, Ott, Padilla and Pinou.

ITEM 11.  Executive Compensation

     The Fund is managed by its General Partner. Neither the General Partner nor its executives or employees receive direct compensation from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or the General Partner.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management

     As of December 31, 1996, (a) there were 160 partners in the Partnership, of which no partner is known to have been the beneficial owner of more than 5% of the Units, (b) the General Partner was the beneficial owner of approximately 3% of the Fund, and (c) there are no arrangements known to the Fund, the operation of which may on a subsequent date result in a change in control of the Fund.

ITEM 13.  Certain Relationships and Related Transactions

     The Partnership will pay Rodman 0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets for brokerage commissions and other services.

      The General Partner retained all interest income earned from September 15, 1993 (commencement of trading) through September 15, 1994 on the Partnership's operations as reimbursement for advancing the selling commissions and towards the balance of the organization and offering charges. Since that date the Fund has retained all interest earned.

                             PART IV
                             -------

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K


     (a)  (1)  Financial Statements
               --------------------

          See "Index to Financial Statements" on page 13 hereof.

          (2)  Financial Statement Schedules
               -----------------------------

          All schedules for which provision is made in the applicable accounting regulations of the Securities and
     Exchange
Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (3)  Exhibits as required by Item 601 Regulation S-K
               -----------------------------------------------

               (3)  Articles of Incorporation and By-Laws
                    -------------------------------------

                    (a)  Amended and Restated Limited Partnership
Agreement dated as of September 8, 1992.

                    (b)  Certificate of Limited Partnership of
the Fund as filed with the Secretary of State of the State of Delaware on April 15, 1992.

               (10) Material Contracts
                    ------------------

                    (a)  Selling Agreement among Campbell &
Company, Inc., FX 500 Ltd., Willowbridge Associates Inc.
(collectively, the "Trading Advisors"), the Fund, Rodman &
Renshaw Futures Management, Inc. and Rodman & Renshaw, Inc.

                    (b)  Customer Agreement between the Fund and
Rodman & Renshaw, Inc.

                    (c)  Advisory Agreement between the Fund and
each Trading Advisor.

          The above exhibits are hereby incorporated by reference from the Fund's Amendment No. 1 to the Registration Statement on Form S-1, File No. 33-48042, except that the Fund's Amended and Restated Limited Partnership Agreement is incorporated by reference from the Fund's Prospectus dated September 8, 1992 filed pursuant to Rule 424(b).

                    (d) Amendment No. 1 to the Selling Agreement among the Fund, Rodman & Renshaw Futures Management, Inc., Rodman
& Renshaw, Inc. and each Trading Advisor.

                    (e)  Amendment No. 1 to the Amended and
Restated Limited Partnership Agreement.

                    (f)  Amendment No. 1 to the Advisory
Agreement between the Fund and each Trading Advisor.

          The above exhibits are hereby incorporated by reference from the Fund's Amendment No. 3 (First Post-Effective) to the
Registration Statement on Form S-1, File No. 33-48042.

                    (g)  Customer Agreement and Trading Agreement
Authorization dated March 31, 1995 between the Fund and Telesis
Management, Inc.

                    (h) Customer Agreement and Trading Agreement Authorization dated March 31, 1995 between the Fund and TimeTech Management, Inc.
          The above exhibits are hereby incorporated by reference from the Fund's Form 10-Q for the period ended March 31, 1995.


     (b)  Reports on Form 8-K
          -------------------

          No reports were filed on Form 8-K during the quarter ended December 31, 1996. A Form 8-K dated March 22, 1996 was filed March 29, 1996 reporting the change in auditors discussed above.


                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE GLOBAL OPPORTUNITY FUND L.P.






                                      By:   /s/THOMAS G. PINOU
                                               ---------------
                                               Thomas G. Pinou
                                               Treasurer and Director of Rodman &
                                               Renshaw Futures Management, Inc.,
                                               General Partner

                                               Date:   March 27, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title            Date
---------                  -----            ----




/s/ F. L. KIRBY
    -----------            President and a Director of             March 27, 1997

    F. L. Kirby            Rodman & Renshaw Futures
                           Management, Inc., General Partner


/s/ THOMAS G. PINOU
    ---------------        Treasurer and Director of
March 27, 1997
    Thomas G. Pinou        Rodman & Renshaw Futures
                           Management, Inc., General Partner




/s/ GILBERT R. OTT, JR.
    -------------------    Secretary of Rodman & Renshaw
March 27, 1997
    Gilbert R. Ott, Jr.    Futures Management, Inc.,
                           General Partner


                          THE GLOBAL OPPORTUNITY FUND L.P.

              Report on FORM 10-K for the Year ended December 31, 1996


                      FINANCIAL STATEMENT AND SCHEDULE INDEX




                                                         Sequential Page
                                                         ---------------

Reports of Independents Accountants......................      14


Statements of Financial Condition as of
December 31, 1996 and 1995...............................      16


Statements of Operations for
years ended December 31, 1996, 1995 and 1994.............      17


Statements of Changes in Partner's Capital for
years ended December 31, 1996, 1995 and 1994.............      18


Notes to Financial Statements............................      19

Report of Independent Accountants

The Partners of
The Global Opportunity Fund L.P.

We have audited the accompanying statements of financial condition of The Global Opportunity Fund L.P. (the "Partnership") as of December 31, 1996 and 1995 and the related statements of operations and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.
The statements of operations and changes in partners' capital for the year ended December 31, 1994 were audited by other auditors whose report dated March 31, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of The Global Opportunity Fund L.P. as of December 31, 1996 and 1995, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.


/s/COOPERS & LYBRAND LLP
   ---------------------

Chicago,  Illinois
March 17, 1997

INDEPENDENT AUDITORS' REPORT

The Partners of The Global Opportunity Fund
Limited Partnership


We have audited the accompanying statements of operations and of changes in partners' capital for the year ended December 31, 1994 of The Global Opportunity Fund Limited Partnership (the "Partnership"). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
of material misstatement.   An audit includes examining, on a test basis,
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations of the Partnership for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/DELOITTE & TOUCHE LLP
   ---------------------

March 31, 1995
Chicago,  Illinois


The Global Opportunity Fund L.P.
(A Delaware Limited Partnership)

Statements of Financial Condition
December 31, 1996 and 1995
                                                                     1997         1996
ASSETS:

Equity in futures and forward trading accounts:
  Cash
              $  651,740   $2,390,033
  United States Treasury securities, at market value
     (cost of $1,394,294 and $317,774, respectively)                1,427,594      333,364
  Net unrealized appreciation on open contracts                        13,055      423,350
                                                                   ----------   ----------

        Total equity in futures and forward trading accounts        2,092,389    3,146,747

Receivable from commodity broker                                       28,225       11,255
Other receivable                                                        1,630

        Total assets                                               $2,122,244   $3,158,002
                                                                   ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accrued administrative expenses                           $   26,088    $   17,493
  Accrued brokerage commissions and fees                               12,621       19,179
  Accrued management fees                                               7,852       51,297
  Accrued incentive fees                                               40,949       74,653
  Miscellaneous payables                                                  236        8,343
  State taxes payable                                                                6,252
  Interest payable                                                                   4,452
                                                                   ----------   ----------

        Total liabilities                                              87,746      181,669
                                                                   ----------   ----------

Partners' capital:
  Limited Partners
     (units outstanding:  1996 - 16,826; 1995 - 24,658)             1,970,331    2,911,630
  General Partner
     (units outstanding:  1996 and 1995 - 537)                  64,167        64,703
                                                                   ----------   ----------

        Total partners' capital                                     2,034,498    2,976,333
                                                                   ----------   ----------

        Total liabilities and partners' capital                    $2,122,244   $3,158,002
                                                                   ==========   ==========

Net asset value per unit - Limited Partners                        $   117.10   $   118.08
                                                                   ==========   ==========

Net asset value per unit - General Partner                         $   119.49   $   120.49
                                                                   ==========   ==========


         The accompanying notes are an integral part of the financial statements.

The Global Opportunity Fund L.P.
(A Delaware Limited Partnership)

Statements of Operations
for the years ended December 31, 1996, 1995, and 1994

                                               1996         1995          1994
Revenues:
  Trading profit (loss):
     Realized                           $ 567,853     $1,614,266   $ 280,319
     Unrealized                                 (410,295)       89,187      (86,031)
  Foreign currency gain (loss)                    (2,210)       (4,895)     (10,764)
                                               ----------   -----------   ----------

        Total trading profit and foreign
           currency gain (loss)                  155,347     1,698,558      183,524

  Interest income                                 80,090       166,835       64,062
                                               ----------   -----------   ----------

        Total revenues                           235,437     1,865,393      247,586
                                               ----------   -----------   ----------

Expenses:
  Brokerage commissions                          171,730       283,682      360,858
  Management fees                                 58,757       120,929      100,604
  Incentive fees                                  45,273       324,275      126,427
  Administrative expenses                         69,620        55,000       73,960
  State taxes                              (1,590)         6,254
                                        ----------    -----------  ----------

        Total expenses                         $ 343,790    $  790,140    $ 661,849
                                               ----------   -----------   ----------


        Net (loss) income                      $(108,353)   $1,075,253    $(414,263)
                                               ==========   ===========   ==========

Net (loss) income allocated to:
  Limited Partners                             $(107,817)   $1,059,303    $(409,905)
                                               ==========   ===========   ==========

  General Partner                              $    (536)   $   15,950    $  (4,358)
                                               ==========   ===========   ==========

Increase (decrease) in net asset value
  per Limited Partner unit outstanding
  throughout each period                       $    (.98)   $    29.13    $   (7.95)
                                               ==========   ===========   ==========
Increase (decrease) in net asset value
  per General Partner unit outstanding
  throughout each period                       $   (1.00)   $    29.70    $   (8.12)
                                               ==========   ===========   ==========

      The accompanying notes are an integral part of the financial statements.


The Global Opportunity Fund L.P.
(A Delaware Limited Partnership)

Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1995 an 1994

                                               General      Limited
                                               Partner      Partner       Total

Partners' capital, December 31, 1993           $53,111      $ 5,248,403   $ 5,301,514

Redemption of 6,883 units of Limited
  Partnership interest                                         (632,923)     (632,923)

Net loss                                        (4,358)        (409,905)     (414,263)
                                               --------     ------------  ------------

Partners' capital, December 31, 1994            48,753        4,205,575     4,254,328

Redemption of 22,620 units of Limited
  Partnership interest                                       (2,353,248)   (2,353,248)

Net income                                      15,950        1,059,303     1,075,253
                                               --------     ------------  ------------

Partners' capital, December 31, 1995            64,703        2,911,630     2,976,333

Redemption of 7,832 units of Limited
  Partnership interest                                         (833,482)     (833,482)

Net loss                                          (536)        (107,817)     (108,353)
                                               --------     ------------  ------------

Partners capital, December 31, 1996            $64,167      $ 1,970,331   $ 2,034,498
                                               ========     ============  ============


       The accompanying notes are an integral part of the financial statements.

The Global Opportunity Fund
Limited Partnership

Notes to Financial Statements

1.   Organization of the Partnership and Significant Accounting
Policies

The Global Opportunity Fund L. P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on April 15, 1992 to engage in the speculative trading of commodity futures, forward contracts, and other commodity interests. Prior to the commencement of trading on September 15, 1993, there were no operations. The General Partner and Commodity Pool Operator for the Partnership is Rodman & Renshaw Futures Management, Inc. (the "General Partner"). Prior to August 2, 1996, the commodity broker and selling agent was Rodman & Renshaw, Inc. ("R&R"). Effective August 2, 1996, Rodman transferred its futures clearing business to an affiliate, Rodman & Renshaw Futures, Inc. ("Rodman") which served as the Partnership's commodity broker and selling agent for the remainder of 1996. Both the General Partner and Rodman are wholly-owned subsidiaries of Rodman & Renshaw Capital Group, Inc. The Partnership is registered with the Commodities Futures Trading Commission ("CFTC") as a Commodity Pool, and is subject to the rules of the CFTC and the National Futures Association.

250,000 units of Limited Partnership interest were available during the initial offering period. The Partnership is closed and not presently selling additional units.

The Partnership will dissolve on December 31, 2022, or at an earlier date if certain conditions occur, including among others, a decline in aggregate Net Assets to less than $250,000, a decline in the Net Asset Value per unit ("unit") as of the end of any month to less than $25, or under certain other circumstances as defined in the Limited Partnership Agreement.

The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, "Statements of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

Revenue Recognition

Futures contracts are recorded on trade date and are reflected in the accompanying statements of financial condition at the difference between the original contract amount and the market value on the last business day of the reporting period. The difference between the original contract amount and the market value is reflected as the net unrealized gain (loss) on open contracts. Market value of futures contracts is based upon exchange settlement prices.

Operating Expenses

The Partnership incurs incentive and management fees payable to its trading advisors, plus brokerage commissions payable to R&R and Rodman. Also, the Partnership incurs ongoing legal, accounting, and administrative costs.

Organization Costs

An organization and offering charge of $2.00 per Limited Partnership unit was deducted from the subscription price and paid to the General Partner in order to cover such expenses. Rodman paid all initial organization and offering costs and received the $2.00 per partnership unit from the initial investors. Organization and offering charges exceeding $300,000 were the responsibility of the General Partner.

Allocation of Profits and Losses

The General Partner and each Limited Partner share in any profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each.

Redemptions

Units may be redeemed, at the option of any Limited Partner, at the Net Asset Value as of the close of business on the last day of any month (commencing with the sixth full month after the Partnership commenced trading) upon 10-day prior written notice to the General Partner. Limited Partners will be charged 4%, 3%, 2%, and 1% of the Net Asset Value as of the date of redemption on all redemptions on or prior to the end of the twelfth, eighteenth, twenty-fourth, and thirtieth full month, respectively, after the Partnership commenced trading. Such charges will be paid to the General Partner.

Distributions

The General Partner does not presently intend to make regular distributions of either profits or capital to Limited Partners, particularly in view of Limited Partners' monthly redemption rights. In the event that the Partnership recognizes substantial profits, the General
Partner may reconsider, but there can be no assurance whatsoever that any distributions will be made.
Accordingly, the Limited Partners may incur current income tax liabilities in excess of any distributions received by them from the Partnership.

Income Taxes

No provision for Federal income taxes has been provided as the partners are individually responsible for reporting income or loss based upon their respective shares of the Partnership's income and expenses for income tax purposes.

The Partnership is required to pay an Illinois replacement tax of 1.5% of net income related to those limited partners who are not otherwise subject to the tax.

Interest on Securities

The General Partner retained all interest income earned on the Partnership's assets during the first twelve full months of the Partnership's operations (September 15, 1993 through September 15, 1994) as reimbursement for advancing the selling commissions (and for the shortfall between the aggregate organization and offering charges collected and $300,000). The Partnership has retained all interest earned on the Partnership's assets subsequent to September 15, 1994.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Right of Setoff of Certain Amounts

Pursuant to the Partnership's agreement with its futures clearing broker, all balances placed on deposit with such broker, whether used for trading purposes or not, are available to be used for margin purposes on any exchange and for any contract in which the Partnership trades. The Partnership conducts all of its exchange-traded activity through a single account with its futures clearing broker. The Partnership has similar agreements with a financial institution for its over-the-counter forward contracts. As a result, the financial statements only present the net asset or liability relating to such trading activities.


2.   Related Parties

The Partnership pays R&R/Rodman 0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all "give-up" fees, as defined. For fiscal 1996, 1995, and 1994 brokerage commissions expense totaled $171,730, $283,682 and $360,858, respectively. As of December 31, 1996 and 1995, brokerage commissions payable to Rodman were $12,621 and $19,179, respectively.

At December 31, 1996, the Partnership maintained segregated cash at Rodman of $1,336. At December 31, 1995, the
Partnership maintained segregated cash and securities deposits with R&R totaling $1,615,292 and $333,364, respectively.

3.   Net Gain (Loss) in Fund Equity per Unit

The increase (decrease) in net asset value per Limited
Partnership unit outstanding throughout each period is the difference between the net asset value per Unit at the beginning and end of the period.

4.   Fair Value of Financial Instruments

The Partnership believes that the carrying value of its financial instruments is a reasonable estimate of fair value. Equity in commodity futures trading accounts and the United States Treasury securities are recorded at market using market quotations from the Partnership's futures broker. The fair value of all other financial instruments reflected in the statement of financial condition (primarily receivable from commodity broker and accrued expenses) approximate the recorded value due to their short-term nature.

5.   Trading Advisors

The trading decisions for the Partnership as of December 31, 1996 were made by Campbell & Company, Inc., FX 500 Ltd., Willowbridge Associates Inc., Telesis Management Inc., and TimeTech Management, Inc. (collectively, the "Trading Advisors"), pursuant to individual advisory agreements entered into between the Partnership and each Trading Advisor. Each of the advisory agreements may be renewed at or prior to their expiration at the option of the General Partner. Each Trading Advisor, however, may terminate its advisory agreement with the Partnership prior to the expiration of its initial agreement upon 90 days' prior written notice. The Trading Advisors will determine the commodity futures and forward trades to be made on behalf to the Partnership, subject to certain trading policies and to certain rights reserved to the General Partner.

The Trading Advisors receive a monthly management fee of
0.166 of 1% of month-end Net Assets (as defined) allocated to them (2% annual rate).

Quarterly incentive fees equal to 20% based on any New Trading Profit, as defined, generated by each Trading Advisor, considered individually, are paid to the respective Trading Advisor. Such payments are also made in respect of units redeemed as of the interim months during a quarter, to the extent of 20% of any such New Trading Profit attributable to such units.

6.   Financial Instruments With Off-Balance Sheet Risk and
Concentration of Credit Risk

The Partnership is engaged in trading various financial instruments with off-balance sheet risk. These financial instruments include positions in financial futures contracts and options thereon, foreign currency futures contracts and options thereon, and forward contracts on foreign currencies. These instruments involve, in varying degrees, elements of credit and market risk in excess of the amount recognized in the statements of financial condition. Risks arise from the possible inability of futures commission merchants, commodity futures exchanges or forward contract counterparties to meet the terms of their obligations and from movements in interest rates and foreign currency values.

During 1996, the Partnership's broker, R&R/Rodman, began utilizing an unrelated clearing broker for all execution and clearing activities related to the Partnership's commodity trading. Margin requirements are satisfied by cash and securities on deposit with such clearing broker in segregated interest bearing accounts. At December 31, 1996, all of the equity and securities in commodity futures trading accounts reflected on the statement of financial condition are due principally from this unrelated clearing broker, who is a member of nationally recognized futures exchanges. In the event that the clearing broker becomes insolvent, recovery of segregated funds may be limited to a pro rata share of all customer segregated funds available. In such an instance, the Partnership could incur losses to the extent that the recovered amount is less than the total cash and other property deposited with the clearing broker.

The Partnership conducts its trading with its futures commission merchant on commodity futures exchanges that are located in Chicago, New York, London, Paris, Singapore,
Sydney and other major financial markets.  The General
Partner monitors the credit standing of its futures commission merchant with whom it conducts business.

At December 31, 1996 and 1995, open contracts were:
                                              Contract or Notional Amount
                                              ---------------------------
                                                  1996          1995

Financial Futures contracts:
   Commitments to purchase                    $23,496,713           $51,684,210
   Commitments to sell                         12,106,408
 7,720,774

Currency-Forward contracts:
  Commitments to purchase                         363,995
  Commitments to sell                             361,841


The contractual amount of these instruments reflect the extent of the Partnership's involvement in the related financial instruments and does not represent the risk of loss due to counterparty non-performance. The Partnership attempts to mitigate the risk of futures trading activities through the use of daily monitoring procedures. The settlement of these transactions is not expected to have a material adverse effect on the statement of financial condition and dependent on market movements, the amounts relating to settlement of the contracts will be reflected in the statements of operations in the period in which such market activity occurs.

7.   Trading Activities

The results of the trading activities, net of brokerage commissions, are summarized by those categories of financial instruments in the following table. Net trading income is included separately in the income statement.

                                 1996        1995

     Futures Contracts        $ (8,108)   $1,442,750
     Forward Contracts          (8,275)      (27,874)
                              ---------   -----------

        Net trading revenue   $(16,383)   $1,414,876
                              =========   ===========

For derivatives held for trading purposes (which constitute all derivatives held by the Partnership), the market at December 31, 1996 and 1995 and the average market value (calculated on a monthly basis) for the years then ended are as follows:
                            1996               1995
                      -----------------  -----------------

                      Year-    Average   Year-    Average
                      End      for Year  End      for Year

Derivative Assets
 (Futures Contracts)  $11,519  $196,016  $429,475  $209,350

Derivative Assets (Liabilitites)
 (Forward Contracts)  $ 1,538     2,867    (6,125)   (7,608)

8.  Subsequent Event

During January 1997 Rodman ceased its futures clearing business and the Fund entered into a new clearing agreement with an unaffiliated futures commission merchant. The terms of the new agreement are substantially identical to those under the agreement with Rodman as described in Note 2.

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.



/s/THOMAS G. PINOU
------------------
Thomas G. Pinou
Treasurer
Rodman & Renshaw Futures Management, Inc.,
the General Partner

                            EXHIBIT INDEX

Exhibit 27     Article 5 Financial Data Schedule