Form 10-Q
period 1997-03-31
GLOBAL OPPORTUNITY FUND LP
filed 1997-05-15
CIK 887724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  ----------------
Commission File Number 0-22640


                      The Global Opportunity Fund L.P.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Illinois                                  36-3824101
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                   Identification No.)



     c/o Rodman & Renshaw Futures Management, Inc.
     233 South Wacker Drive, Suite 4500
     Chicago, Illinois                                           60606
--------------------------------------------------------------------------------
     (Address of principal                                     (Zip Code)
     executive offices)


                               (312)  526-2000
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              YES [X]  NO [ ]



                         Total Pages In This Report - 9

                        The Global Opportunity Fund L.P.


                                     INDEX




                                                                   Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Financial Condition as of
         March 31, 1997 (unaudited) and December 31, 1996           3

         Statements of Operations (unaudited) for the three
         months ended March 31, 1997 and 1996                       4

         Statements of Changes in Partners' Capital for the
         three months ended March 31, 1997 (unaudited) and
         the year ended December 31, 1996                           5

         Note to Unaudited Financial Statements --
         March 31, 1997                                             6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      7


        Part II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                   8


        SIGNATURES                                                  9

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS



                        THE GLOBAL OPPORTUNITY FUND L.P.
                       STATEMENTS OF FINANCIAL CONDITION


                                                                      MARCH 31,            DECEMBER 31,
                                                                        1997                   1996
                                                                      -----------          ------------
                                                                      (UNAUDITED)
ASSETS
Equity in futures and forwards trading accounts:
  Cash                                                                  $1,013,601             $  651,740
  United States Treasury securities, at cost plus
    accrued interest which approximates market value                     1,076,512              1,427,594
  Net unrealized gain on open contracts                                     69,515                 13,055
                                                                       -----------             ----------
          Total equity in futures and forwards trading accounts          2,159,628              2,092,389

Other receivables                                                            2,381                 29,855
                                                                        ----------             ----------
          Total assets                                                  $2,162,009             $2,122,244
                                                                        ==========             ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accrued administrative expenses                                       $   28,000             $   26,088
  Accrued brokerage commissions and fees                                     9,140                 12,621
  Accrued management fees                                                    8,452                  7,852
  Accrued incentive fees                                                    61,387                 40,949
  State taxes payable                                                        1,399
  Miscellaneous payables                                                       236                    236
                                                                        ----------             ----------
          Total liabilities                                                108,614                 87,746

PARTNERS' CAPITAL

  Limited partners (units outstanding:  15,254 and 16,826)               1,982,190              1,970,331
  General partner (units outstanding:  537)                                 71,205                 64,167
                                                                        ----------             ----------
          Total partners' capital                                        2,053,395              2,034,498
                                                                        ----------             ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $2,162,009             $2,122,244
                                                                        ==========             ==========

NET ASSET VALUE PER UNIT - LIMITED PARTNERS                             $   129.95             $   117.10
                                                                        ==========             ==========

NET ASSET VALUE PER UNIT - GENERAL PARTNER                              $   132.60             $   119.49
                                                                        ==========             ==========



                  See note to unaudited financial statements.

                        THE GLOBAL OPPORTUNITY FUND L.P.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               1997                      1996
                                                              --------             ---------------
REVENUES:

 Trading profit (loss):
  Realized                                                    $260,170                  $(361,902)
  Change in unrealized                                          56,461                   (233,157)
 Foreign currency gain (loss)                                   (7,731)                    (2,354)
                                                              --------                  ---------


               Total trading and foreign
                currency gain (loss)                           308,900                   (597,413)


 Interest income, net                                           18,416                      8,780
                                                              --------                  ---------


               TOTAL REVENUES                                  327,316                   (588,633)
                                                              --------                  ---------


EXPENSES:

 Brokerage commissions                                          39,855                     45,995
 Management fees                                                10,656                     23,888
 Incentive fees                                                 51,756                        ---
 Administrative expenses                                         8,532                     10,090
 State taxes                                                     2,989                     (6,252)
                                                              --------                  ---------

               TOTAL EXPENSES                                  113,788                     73,721
                                                              --------                  ---------


NET INCOME (LOSS)                                             $213,528                 $ (662,354)
                                                              ========                 ==========

NET INCOME (LOSS) ALLOCATED TO:
 Limited partners                                             $206,490                 $ (647,331)
                                                              ========                 ==========

 General partner                                              $  7,038                 $  (15,023)
                                                              ========                 ==========


NET (LOSS) INCOME PER UNIT
 OUTSTANDING FOR ENTIRE PERIOD                                $  12.85                 $   (27.42)

 Limited Partners
 General Partner                                              $  13.11                 $   (27.98)
                                                              ========                 ==========

               See note to the unaudited financial statements.

                                     THE GLOBAL OPPORTUNITY FUND L.P.
                                     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                     TOTAL UNITS OF
                                     PARTNERSHIP             LIMITED           GENERAL
                                     INTEREST                PARTNERS'         PARTNER'S        TOTAL
PARTNERS' CAPITAL
 December 31, 1995                    25,195               $2,911,630          $64,703        $2,976,333
 Redemption of 7,832 units of
  Limited Partnership interest        (7,832)                (833,482)                          (833,482)

 Net loss                                                    (107,817)            (536)         (108,353)
                                      ------                ----------          -------        -----------


PARTNERS' CAPITAL
 December 31, 1996                    17,363                1,970,331           64,167         2,034,498

 Redemption of 1,572 units of
   Limited Partnership interest       (1,572)                (194,631)                          (194,631)

 Net income                                                   206,490            7,038           213,528
                                      ------                ----------          -------        -----------

PARTNERS' CAPITAL
 March 31, 1997
 (unaudited)                          15,791               $1,982,190          $71,205        $2,053,395
                                     =======               ==========          =======        ==========



                 See note to unaudited financial statements.

     THE GLOBAL OPPORTUNITY FUND L.P.
     NOTE TO UNAUDITED FINANCIAL STATEMENTS
     March 31, 1997



     NOTE A - BASIS OF PRESENTATION

     The unaudited financial statements of The Global Opportunity Fund L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to minimize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. Redemptions of units during the quarter ended March 31, 1997 reduced the amount of funds available by $194,631.


     Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange-traded contracts through March 24, 1997 was ED&F Man International, Inc. and Rand Financial Services, Inc. after that date. For over-the-counter contracts, the counterparty was ED&F Man Capital Inc. through March 24, 1997 and Rand Financial Services, Inc. thereafter.

     Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.

     The fund experienced a trading profit of $308,900 for the first quarter of 1997 versus a loss of $597,413 for the same period last year. Bonds and currencies were the main contributors to this profit based on upbeat economic indicators leading to inflationary fears, expectations of a Federal Open Market Committee (FOMC) tightening of interest rates, and expectations of future increases in subsequent FOMC meetings. The strong U.S. Dollar also contributed to profit improvement. In February the Fund also profited from escalating coffee prices due to perceived tight supplies as well as potential strike threats in Brazil. At March 31, 1997 there was no material credit risk exposure exceeding 10% of total assets for either exchange-traded or over-the-counter contracts.

     The decline in brokerage commissions and management fees, which are based on the Net Asset Value, was due to redemptions, which resulted in lower net assets of the Fund. Incentive fees are a direct reflection of the profit during this quarter.

     The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.


     PART II. OTHER INFORMATION



     Item 6.        Exhibits and Reports on Form 8-K

          No reports were filed on Form 8-K during the three months ended March 31, 1997.

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


                        The Global Opportunity Fund L.P.
                        --------------------------------
                                  (Registrant)

     BY: Rodman & Renshaw Futures Management, Inc., General Partner




     BY:
        -----------------------------------
          F. L. Kirby
          President and a Director

     Date:  May 13, 1997




     BY:
        -----------------------------------
          Thomas G. Pinou
          Treasurer and a Director

     Date:  May 13, 1997