Form 10-Q
period 1997-06-30
GLOBAL OPPORTUNITY FUND LP
filed 1997-08-14
CIK 887724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                              ------------   -----------

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

                                     INDEX
                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements -


   Statements of Financial Condition as of
   June 30, 1997 (unaudited) and December 31, 1996                         3

   Statements of Operations (unaudited) for the
   three-month and six-month periods ended June 30, 1997 and 1996          4

   Statements of Changes in Partners' Capital for the
   six-month period ended June 30, 1997 (unaudited) and the
   year ended December 31, 1996                                            5

   Note to Unaudited Financial Statements --
   June 30, 1997                                                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7


Part II - OTHER INFORMATION                                                8

Item 6.  Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                 9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        THE GLOBAL OPPORTUNITY FUND L.P.
                      STATEMENTS OF FINANCIAL CONDITION




                                                                 JUNE 30,
                                                                   1997                         DECEMBER 31,
                                                                (UNAUDITED)                        1996
                                                             ----------------                   ------------

ASSETS

Equity in futures and forward trading accounts:
 Cash                                                        $   774,885                        $   651,740
 United States Treasury securities, at cost
   plus accrued interest which approximates                    1,027,429                          1,427,594
   market value
 Net unrealized gain/(loss) on open contracts                     11,921                             13,055
                                                             -----------                        -----------

                Total equity in futures and forward
                trading accounts                               1,814,235                          2,092,389



Other receivables                                                  4,302                             29,855
                                                             -----------                        -----------

                Total assets                                 $ 1,818,537                        $ 2,122,244
                                                             ===========                        ===========

LIABILITIES AND PARTNERS' CAPITAL

 Liabilities:
  Accrued administrative expenses                            $     6,903                        $    26,088
  Accrued brokerage commissions and fees                           9,752                             12,621
  Accrued management fees                                          7,982                              7,852
  Accrued incentive fees                                           2,723                             40,949
  Miscellaneous payables                                             236                                236
                                                             -----------                        -----------
                Total liabilities                                 27,596                             87,746
                                                             -----------                        -----------
Partners' capital
 Limited partners (units outstanding: 14,354
                   and 16,826)                                 1,725,086                          1,970,331
 General partner (units outstanding:  537)                        65,855                             64,167
                                                             -----------                        -----------
                Total partners' capital                        1,790,941                          2,034,498
                                                             -----------                        -----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $ 1,818,537                        $ 2,122,244
                                                             ===========                        ===========

NET ASSET VALUE PER UNIT - LIMITED PARTNERS                  $    120.18                        $    117.10
                                                             ===========                        ===========

NET ASSET VALUE PER UNIT - GENERAL PARTNER                   $    122.64                        $    119.49
                                                             ===========                        ===========




          See note to the unaudited financial statements.

                        THE GLOBAL OPPORTUNITY FUND L.P.
                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)






                                                THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                    JUNE 30,                                       JUNE 30,
                                               1997             1996                            1997            1996
                                               ----             ----                            ----            ----
REVENUES:

 Trading profit/(loss):
   Realized                                 $   (56,684)    $   494,176                       $   203,486      $   132,274
   Change in unrealized                         (57,595)       (184,059)                           (1,134)        (417,216)
 Foreign currency gain/(loss)                     2,641            (367)                           (5,090)     $    (2,721)
                                            -----------     -----------                       -----------      -----------

        Total trading profit and
          foreign currency gain/(loss)         (111,638)        309,750                           197,262         (287,663)

 Interest income, net                            22,205          25,638                            40,621           34,418
                                            -----------     -----------                       -----------      -----------

        TOTAL REVENUES                          (89,433)        335,388                           237,883         (253,245)
                                            -----------     -----------                       -----------      -----------
EXPENSES:

 Brokerage commissions                           35,320          45,090                            75,175           91,085
 Management fees                                  9,289          13,137                            19,946           37,025
 Incentive fees                                   2,723           4,324                            54,479            4,324
 Other administrative expenses                   15,000          22,690                            23,532           32,780
 State taxes                                     (1,399)            637                             1,590           (5,615)
                                            -----------     -----------                       -----------      -----------
        TOTAL EXPENSES                           60,933          85,878                           174,722          159,599
                                            -----------     -----------                       -----------      -----------

NET INCOME/(LOSS)                           $  (150,366)    $   249,510                       $    63,161      $  (412,844)
                                            ===========     ===========                       ===========      ===========

NET INCOME/(LOSS) ALLOCATED TO:
        Limited partners                    $  (145,016)    $  243,653                       $    61,473      $  (403,678)
                                            ===========     ==========                       ===========      ===========

        General partner                     $    (5,350)    $    5,857                       $     1,688      $    (9,166)
                                            ===========     ==========                       ===========      ===========

NET INCOME/(LOSS) PER UNIT
  OUTSTANDING FOR ENTIRE PERIOD
        Limited partners                    $     (9.77)     $    10.69                       $      3.08      $    (16.73)
                                            ===========      ==========                       ===========      ===========
        General partner                     $     (9.96)     $    10.91                       $      3.15      $    (17.07)
                                            ===========      ===========                      ===========      ===========




          See note to the unaudited financial statements.
                                     4

                       THE GLOBAL OPPORTUNITY FUND L.P.
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL


                     TOTAL UNITS
                     OF PARTNERSHIP     LIMITED        GENERAL
                     INTEREST           PARTNERS       PARTNER          TOTAL



PARTNERS' CAPITAL
December 31, 1995       25,195          2,911,630       64,703          2,976,333


Redemptions             (7,832)          (833,482)                       (833,482)


Net income (loss)                        (107,817)        (536)          (108,353)
                     ----------         ----------     ----------       ----------


PARTNERS' CAPITAL
December 31, 1996       17,363          1,970,331       64,167          2,034,498


Redemptions             (2,472)          (306,718)                       (306,718)


Net income (loss)                          61,473        1,688             63,161
                     ----------         ----------   ------------       -----------


PARTNERS' CAPITAL
June 30, 1997
(Unaudited)             14,891          1,725,086       65,855          1,790,941
                     ==========        ===========   =============      =============

                See note to the unaudited financial statement.

THE GLOBAL OPPORTUNITY FUND L.P.
NOTE TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1997



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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to minimize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. The amount of funds available was reduced by $112,088 from redemptions of units during the quarter ended June 30, 1997 and by $306,718 for the six months ended June 30, 1997.


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

The fund experienced a trading loss of $111,638 for the second quarter of 1997 versus a gain of $309,750 for the same period last year. Volatility in the interest rate sector, as well as in the energy and grain markets contributed to the fund's losses. A sharp decline in interest rates, as a result of expectations of strong economic growth combined with controlled inflation, buoyed most sectors of the U.S. capital markets. The U.S. Department of Agriculture's reports of near record acreage planting led to a decline in grain prices. Partially offsetting some of these losses were gains in foreign currency transactions which demonstrated the benefits of the fund's global diversification.

During the first half of 1997, trading operations gained $197,262 compared to a loss of $287,663 for the same period last year.

At June 30, 1997 there was no material credit risk exposure exceeding 10% of total assets for either exchange-traded or over-the-counter contracts.

The decline in brokerage commissions and management fees, which are based on the Net Asset Value, was due to redemptions, which resulted in lower net assets of the Fund. Incentive fees are a direct reflection of the profit/(loss) during this quarter.

The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.



PART II.       OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

     No reports were filed on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        The Global Opportunity Fund L.P.
                        --------------------------------
                                  (Registrant)

BY:  Rodman & Renshaw Futures Management, Inc., General Partner




BY:  ------------------------------
     F. L. Kirby
     President and a Director

Date:  August 11, 1997




BY:  ------------------------------
     Thomas G. Pinou
     Treasurer and a Director

Date:  August 11, 1997