Form 10-Q
period 1997-09-30
GLOBAL OPPORTUNITY FUND LP
filed 1997-11-13
CIK 887724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[x]      Quarterly report pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934

For the Quarterly period ended September 30, 1997 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from             to
                               -----------    ------------

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

                                                                 YES [x]  NO [ ]



                         Total Pages In This Report - 9

                        The Global Opportunity Fund L.P.


                                     INDEX
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements -

     Statements of Financial Condition as of
     September 30, 1997 (unaudited) and December 31, 1996                     3

     Statements of Operations (unaudited) for the three month
     and nine-month periods ended September 30, 1997 and 1996                 4

     Statements of Changes in Partners' Capital for the
     nine-month period ended September 30, 1997 (unaudited) and the
     year ended December 31, 1996                                             5

     Note to Unaudited Financial Statements --
     September 30, 1997                                                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7


Part II - OTHER INFORMATION                                                   8

Item 6.  Exhibits and Reports on Form 8-K                                     8


SIGNATURES                                                                    9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          THE GLOBAL OPPORTUNITY FUND L.P.
                         STATEMENTS OF FINANCIAL CONDITION


                                                          SEPTEMBER 30,
                                                              1997                    DECEMBER 31,
                                                           (UNAUDITED)                   1996
                                                          --------------              ---------
ASSETS
Equity in futures and forward trading accounts:
   Cash                                                   $  536,485                  $  651,740
   United States Treasury securities, at cost
     plus accrued interest which approximates              1,027,801                   1,427,594
     market value
   Net unrealized gain/(loss) on open contracts               73,893                      13,055
                                                          ----------                  ----------


          Total equity in futures and forward
          trading accounts                                 1,638,179                   2,092,389


Cash at Bank                                                   8,084


Other receivables                                              3,549                      29,855
                                                          ----------                  ----------


          Total assets                                    $1,649,812                  $2,122,244
                                                          ==========                  ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued administrative expenses                        $   10,732                  $   26,088
   Accrued brokerage commissions and fees                     15,793                      12,621
   Accrued management fees                                     6,760                       7,852
   Accrued incentive fees                                      5,218                      40,949
   Miscellaneous payables                                        236                         236
                                                          ----------                  ----------

          Total liabilities                                   38,739                      87,746
                                                          ----------                  ----------


Partners' capital
   Limited partners (units outstanding: 13,344
                   and 16,826)                             1,547,525                   1,970,331
   General partner (units outstanding:  537)                  63,548                      64,167
                                                          ----------                  ----------

          Total partners' capital                          1,611,073                   2,034,498
                                                          ----------                  ----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $1,649,812                  $2,122,244
                                                          ==========                  ==========


NET ASSET VALUE PER UNIT - LIMITED PARTNERS               $   115.97                  $  117.10
                                                          ==========                  =========

NET ASSET VALUE PER UNIT - GENERAL PARTNER                $   118.34                  $  119.49
                                                          ==========                  =========

                See note to the unaudited financial statements.

                        THE GLOBAL OPPORTUNITY FUND L.P.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                          1997          1996                   1997         1996
                                          ----          ----                   ----         ----
REVENUES:
   Trading profit/(loss):
      Realized                        $ (74,773)    $(199,246)              $ 128,712    $  (66,972)
      Change in unrealized               61,972       134,009                  60,838      (283,207)
   Foreign currency gain/(loss)          (1,280)          542                  (6,370)   $   (2,179)
                                      ----------    ----------              ---------    ----------

Total trading profit and
   foreign currency gain/(loss)         (14,081)      (64,695)                183,180      (352,358)

   Interest income, net                  19,910        24,013                  60,531        58,431
                                      ----------    ----------              ---------    ----------

        TOTAL REVENUES                    5,829       (40,682)                243,711      (293,927)
                                      ----------    ----------              ---------    ----------


EXPENSES:

   Brokerage commissions                 32,587        38,964                 107,762       130,049
   Management fees                        8,563        10,371                  28,509        47,396
   Incentive fees                         5,218                                59,697         4,324
   Other administrative expenses         20,400        18,420                  43,932        51,200
   State taxes                           (1,684)         (638)                    (95)       (6,253)
                                      ----------    ----------              ---------    ----------

        TOTAL EXPENSES                   65,084        67,117                 239,805       226,716
                                      ----------    ----------              ---------    ----------


NET INCOME/(LOSS)                     $ (59,225)    $(107,799)              $   3,906    $ (520,643)
                                      ==========    ==========              =========    ==========

NET INCOME/(LOSS) ALLOCATED TO:
          Limited partners            $ (56,918)    $(105,198)              $   4,525    $ (508,876)
                                      ==========    ==========              =========    ==========

          General partner             $ ( 2,307)    $  (2,601)              $    (619)   $  (11,767)
                                      ==========    ==========              =========    ==========

NET INCOME/(LOSS) PER UNIT
   OUTSTANDING FOR ENTIRE PERIOD
   Limited partners                   $   (4.21)    $   (4.75)              $   (1.13)   $   (21.48)
                                      ==========    ==========              =========    ==========
   General partner                    $   (4.30)    $   (4.84)              $   (1.15)   $   (21.91)
                                      ==========    ==========              =========    ==========


                See note to the unaudited financial statements.

                        THE GLOBAL OPPORTUNITY FUND L.P.
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL





                                 TOTAL UNITS
                                 OF PARTNERSHIP      LIMITED             GENERAL
                                 INTEREST            PARTNERS            PARTNER           TOTAL
                                 --------------      -----------         --------          -----------

PARTNERS' CAPITAL
December 31, 1995                    25,195            2,911,630          64,703            2,976,333


Redemptions                          (7,832)            (833,482)                            (833,482)


Net income (loss)                                       (107,817)           (536)            (108,353)
                                -----------         ------------       ---------         ------------


PARTNERS' CAPITAL
December 31, 1996                    17,363            1,970,331          64,167            2,034,498


Redemptions                          (3,482)            (427,331)                            (427,330)

Net income (loss)                                          4,525            (619)               3,906
                                -----------         ------------      ----------          -----------


PARTNERS' CAPITAL
September 30, 1997                   13,881            1,547,525          63,548            1,611,073
                                ===========         ============      ==========          ===========
(Unaudited)

                See note to the unaudited financial statements.

THE GLOBAL OPPORTUNITY FUND L.P.
NOTE TO UNAUDITED FINANCIAL STATEMENTS
September 30, 1997



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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources

The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to minimize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interests. The amount of funds available was reduced by $120,613 from redemptions of units during the quarter ended September 30, 1997 and by $427,331 for the nine months ended September 30, 1997.


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

The fund experienced a trading loss of $14,081 for the third quarter of 1997 versus a loss of $64,695 for the same period last year. The Fund began the third quarter on a profitable note with the largest gains derived from the strength of the U.S. Dollar in the currency sector. Renewed market optimism for low inflation and continued growth in the U.S. economy also added to the Fund's gains in the fixed income markets. Key reversals in the financial and currency sectors the middle of the quarter contributed to the Fund's decline in August. Performance of the Fund was mixed as the quarter concluded, with profits from the energy and metals products not sufficiently large enough to offset declines in the Fund's position in the U.S. fixed income markets.

During the first nine months of 1997, trading operations gained $183,180 compared to a loss of $352,358 for the same period last year.

At September 30, 1997 there was no material credit risk exposure exceeding 10% of total assets for either exchange-traded or over-the-counter contracts.

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

   No reports were filed on Form 8-K during the three months ended September 30, 1997.

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


                        The Global Opportunity Fund L.P.
                        --------------------------------
                                  (Registrant)

BY:    Rodman & Renshaw Futures Management, Inc., General Partner




BY:
       -----------------------------------
       F. L. Kirby
       President and a Director

Date:  November 10, 1997




BY:
       -----------------------------------
       Thomas G. Pinou
       Treasurer and a Director

Date:  November 10, 1997