Form 10-Q
period 1998-03-31
GLOBAL OPPORTUNITY FUND LP
filed 1998-08-17
CIK 887724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 1998

                       Commission File Number:  0-22640

                       The Global Opportunity Fund L.P.
            (Exact name of registrant as specified in its charter)

          Illinois                           36-3824101
(State or other jurisdiction of         (I.R.S Employer
incorporation or organization)           Identification No.)

Registrant's telephone number, including area code (312) 984-5900

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes_____             No__X__



                       The Global Opportunity Fund L.P.

                                     Index



                                                                          Page
Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of March 31, 1998 and December 31, 1997             3
     Statements of Operations (unaudited) for the three
     month period ended March 31, 1998 and 1997             4
     Statements of Changes in Partners' Capital (unaudited) for the three month period ended March 31, 1998 and
     the year ended December 31, 1997                       5
     Note to Unaudited Financial Statements -
     March 31, 1998                                         6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I - Financial Information

Item 1.  Financial Statements

                       The Global Opportunity Fund L.P.
                       Statement of Financial Condition


                                                         March 31
                                                           1998     December 31
Assets                                                 (Unaudited)      1997

Equity in futures and forward trading accounts:
  Cash                                                    $ 363,989  $  464,386
  United States Treasury securities, at cost
    plus accrued interest which approximates
    market value                                          1,027,599   1,027,478
  Net unrealized gain/(loss) on open contracts               61,944      61,316
                                                          ---------   ---------
          Total equity in futures and
             forward trading account                      1,453,532   1,553,180

Cash at Bank                                                     -           -

Other receivable                                                782       1,462
                                                          ---------   ---------
Total Assets                                             $1,454,314  $1,554,642
                                                          =========   =========

Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                         $  38,824    $ 25,220
  Accrued brokerage commission and fees                      12,116       8,822
  Accrued management fees                                     9,984       6,377
  Accrued incentive fees                                      2,952       9,261
  Redemption Payable                                         58,608          -
  Miscellaneous payables                                        236         236
                                                          ---------   ---------
                                                            122,720      49,916

Partners' Capital
  Limited Partners (units outstanding 11,880;
    1997-12,485)                                          1,270,642   1,441,460
  General Partner (units outstanding : 537;
    1997 - 537)                                              60,952      63,266
                                                          ---------   ---------
                                                          1,331,594   1,504,726
                                                          ---------   ---------
Total Liabilities and Partners' Capital                  $1,454,314  $1,554,642
                                                          =========   =========

Net Asset Value per Unit - Limited Partners               $  112.00   $  115.46

Net Asset Value per Unit - General Partners               $  113.50   $  117.01

                See Note to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                  Three Months Ended  Three Months Ended
                                           March 31,     March 31,

Revenues                                 1998      1997      1998      1997

Trading profit/(loss):
  Realized                            $  5,617 $ 260,170  $  5,617    $260,170
  Change in unrealized                     627    56,461       627      56,461
Foreign currency gain/(loss)            (4,385)   (7,731)   (4,385)     (7,731)
                                       --------  --------  --------    --------
    Total trading profit and foreign
      currency gain/(loss)                1,859  308,900     1,859     308,900

Interest Income                         16,429    18,416    16,429      18,416
                                       --------  --------  --------    --------
Total Assets                            18,287   327,316    18,287     327,316

Expenses

Brokerage commissions                $  27,402 $  39,855 $  27,402    $ 39,855
Management fees                          7,405    10,656     7,405      10,656
Incentive fees                           2,952    51,756     2,952      51,756
Other administrative expenses           18,000     8,532    18,000       8,532
State taxes                                  -     2,989        -        2,989
                                       --------  --------  --------    --------
                                        55,759   113,788    55,759     113,788
                                       --------  --------  --------    --------
Net Income/(Loss)                    $ (37,472) $213,528  $(37,472)   $213,528
                                       ========  ========  ========    ========
Net Income/(Loss) Allocated To:
  Limited Partners                   $ (35,587) $206,490  $(35,587)   $206,490
                                       ========  ========  ========    ========
  General Partners                   $  (1,885) $  7,038  $ (1,885)   $  7,038
                                       ========  ========  ========    ========
Net Income/(Loss) per unit outstanding for entire period
  Limited Partners                   $   (3.46) $  12.85  $  (3.46)   $  12.85
                                       ========  ========  ========    ========
  General Partners                   $   (3.51) $  13.11  $  (3.51)   $  13.11
                                       ========  ========  ========    ========


See Notes to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital



                                 Total Units
                              of Partnership    Limited    General
                                    Interest   Partners   Partners       Total


Partners Capital December 31,1995     25,195  $2,911,630  $ 64,703   $2,976,333
Redemption                            (7,832)  (833,482)              (833,482)
Net Income (loss)                              (107,817)      (536)   (108,353)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1996     17,363  $1,970,331  $ 64,167   $2,034,498
Redemption                            (4,341)  (525,299)              (525,299)
Net Income (loss)                                (3,572)      (901)     (4,473)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1997     13,022  $1,441,460  $ 63,266   $1,504,726
Redemption                            (1,142)  (135,661)              (135,661)
Net Income (loss)                               (35,587)    (1,885)    (37,472)
                                     --------   --------  ---------   ---------
Partners Capital March 31,1998         11,880 $1,270,212  $  61,381  $1,331,593
                                    =========  =========  =========   =========

See Notes to the unaudited financial statements



                       The Global Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                                March 31, 1998

Note - Basis of Presentation

     The unaudited financial statements of The Global Opportunity Fund L.P. (the "Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $135,662 from redemptions of units during the three months ended March 31, 1998.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded and over-the counter contracts was Rand Financial Services.

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the
expected results for the fiscal year.     The fund experienced a trading loss
of $35,587 for the first quarter of 1998 versus a gain of $206,490 for the same period last year.
       At March 31, 1998 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.
  The decline in brokerage commissions and management fees, which are based on the Net Asset Value, was due to redemptions, which resulted in lower net assets of the Fund. Incentive fees are a direct reflection of the profit/(loss) during this quarter.

     The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.




Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended March 31, 1998.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and to the extent possible due to the acquisition of the registrant by the undersigned on April 24, 1998; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       The Global Opportunity Fund L.P.
                                 (Registrant)


By:  Rodman & Renshaw Futures Management, Inc., General Partner

By:        /s/ J. Robert Collins
          -------------------------------
          J. Robert Collins, President


Date:  August 10, 1998