Form 10-Q
period 1998-06-30
GLOBAL OPPORTUNITY FUND LP
filed 1998-08-17
CIK 887724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly period ended June 30, 1998

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

                         Yes_____             No__X__



                       The Global Opportunity Fund L.P.

                                     Index



                                                                          Page
Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of June 30, 1998 and December 31, 1997              3
     Statements of Operations (unaudited) for the three
     month and six month periods ended June 30, 1998
     and 1997                                               4
     Statements of Changes in Partners' Capital (unaudited) for the six month period ended June 30, 1998 and
     the year ended December 31, 1997                       5
     Note to Unaudited Financial Statements -
     June 30, 1998                                          6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I - Financial Information

Item 1.  Financial Statements

                       The Global Opportunity Fund L.P.
                       Statement of Financial Condition


                                                         June 30,
                                                           1998     December 31
Assets                                                 (Unaudited)      1997

Equity in futures and forward trading accounts:
  Cash                                                   $1,245,526  $  464,386
  United States Treasury securities, at cost
    plus accrued interest which approximates
    market value                                                 -    1,027,478
Net unrealized gain/(loss) on open contracts                  1,660      61,316
                                                          ---------   ---------
          Total equity in futures and
             forward trading account                      1,247,186   1,553,180

Cash at Bank                                                     -           -

Other receivable                                              3,322       1,462
                                                          ---------   ---------
Total Assets                                             $1,250,507  $1,554,642
                                                          =========   =========

Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                         $  34,374    $ 25,220
  Accrued brokerage commission and fees                       6,573       8,822
  Accrued management fees                                     5,956       6,377
  Accrued incentive fees                                         -        9,261
  Redemption Payable                                         10.427          -
  Miscellaneous payables                                        236         236
                                                          ---------   ---------
                                                             57,566      49,916

Partners' Capital
  Limited Partners (units outstanding 11,880;
    1997-12,485)                                          1,134,562   1,441,460
  General Partner (units outstanding : 537;
    1997 - 537)                                              58,379      63,266
                                                          ---------   ---------
                                                          1,192,942   1,504,726
                                                          ---------   ---------
Total Liabilities and Partners' Capital                  $1,240,507  $1,554,642
                                                          =========   =========

Net Asset Value per Unit - Limited Partners               $  107.27   $  115.46

Net Asset Value per Unit - General Partners               $  108.71   $  117.01

                See Note to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                  Three Months Ended   Six Months Ended
                                            June 30,           June 30,

Revenues                                 1998      1997      1998      1997

Trading profit/(loss):
  Realized                           $  39,994 $ (56,684) $ 45,611    $203,486
  Change in unrealized                 (60,284)  (57,595)  (59,657)     (1,134)
Foreign currency gain/(loss)            (4,544)     2,641   (8,929)     (5,090)
                                       --------  --------  --------    --------
    Total trading profit and foreign
      currency gain/(loss)             (24,833) (111,638)  (22,975)    197,262

Interest Income                         17,085    22,205    33,513      40,621
                                       --------  --------  --------    --------
Total Assets                            (7,749)  (89,433)   10,539     237,883

Expenses

Brokerage commissions                $  23,449 $  35,320 $  50,851    $ 75,175
Management fees                          3,381     9,289    10,785      19,946
Incentive fees                               -     2,723     2,952      54,479
Other administrative expenses           18,000    15,000    36,000      23,532
State taxes                                  -    (1,399)       -        1,590
                                       --------  --------  --------    --------
                                        44,830    60,933   100,589     174,722
                                       --------  --------  --------    --------
Net Income/(Loss)                    $ (52,578) $(150,366) $(90,050)   $63,161
                                       ========  ========  ========    ========
Net Income/(Loss) Allocated To:
  Limited Partners                   $ (50,006) $(145,016) $(85,593)   $61,473
                                       ========  ========  ========    ========
  General Partners                   $  (2,573) $  (5,350) $ (4,457)  $  1,688
                                       ========  ========  ========    ========
Net Income/(Loss) per unit outstanding for entire period
  Limited Partners                   $   (4.73) $  (9.77)  $ (8.19)    $  3.08
                                       ========  ========  ========    ========
  General Partners                   $   (4.79) $  (9.96) $  (8.30)    $  3.15
                                       ========  ========  ========    ========


See Notes to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital



                                 Total Units
                              of Partnership    Limited    General
                                    Interest   Partners   Partners       Total


Partners Capital December 31,1995     25,195  $2,911,630  $ 64,703   $2,976,333
Redemption                            (7,832)  (833,482)              (833,482)
Net Income (loss)                              (107,817)      (536)   (108,353)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1996     17,363  $1,970,331  $ 64,167   $2,034,498
Redemption                            (4,341)  (525,299)              (525,299)
Net Income (loss)                                (3,572)      (901)     (4,473)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1997     13,022  $1,441,460  $ 63,266   $1,504,726
Redemption                            (1,910)  (221,735)              (221,735)
Net Income (loss)                               (85,593)    (4,457)    (90,050)
                                     --------   --------  ---------   ---------
Partners Capital June 30,1998          11,112 $1,134,132  $ 58,809   $1,192,941
                                    =========  =========  =========   =========

See Notes to the unaudited financial statements



                       The Global Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                                 June 30, 1998

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

Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $86,073 from redemptions of units during the quarter ended June 30, 1998 and by $221,735 for the six months ended June 30, 1998.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded contracts through April 24, 1998, was Rand Financial Services and after that date the counterparty was Rosenthal Collins Group. For over-the counter contracts the counterparty was Ran Financial Services through April 24, 1998 and Rosenthal Collins Group thereafter.

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.

     The fund experienced a trading loss of $52,578 for the second quarter of 1998 versus a gain of $63,161 for the same period last year.

       At June 30, 1998 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

    The decline in brokerage commissions and management fees, which are based on the Net Asset Value, was due to redemptions, which resulted in lower net



assets of the Fund. Incentive fees are a direct reflection of the profit/(loss) during this quarter.

     The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the six months ended June 30, 1998.

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

                       The Global Opportunity Fund L.P.
                                 (Registrant)


By:  Rodman & Renshaw Futures Management, Inc., General Partner

By:       /s/ J. Robert Collins
     ----------------------------------
          J. Robert Collins, President


Date:  August 10, 1998