Form 10-K
period 1998-06-30
GLOBAL OPPORTUNITY FUND LP
filed 1998-10-30
CIK 887724

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

                                      or
X
---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to
                               --------      --------

Commission file number 0-22640


                       THE GLOBAL OPPORTUNITY FUND, L.P.
     -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                           36-3824101
-----------------------------                -----------
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

233 S. Wacker Dr., Ste. 4500
Chicago, Illinois                                 60606
----------------------------------------     ----------------
(Address of principal executive offices)          Zip Code

Registrant's telephone number      (312) 526-2000
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

 YES  X   NO
     ----      -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to



the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

As of December 31, 1997, there were 13,022 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------

None.

               TOTAL PAGES IN THIS REPORT
                                             -----



                                    PART I
                                   --------


ITEM 1.   Business

The Global Opportunity Fund Limited Partnership (the "Partnership" or the "Fund") is a Delaware limited partnership organized to engage in the speculative trading of futures and forward contracts and related options under the direction of multiple professional trading advisors. Rodman & Renshaw Futures Management, Inc. (the "General Partner") is the general partner and trading manager of the Partnership. Rosenthal Collins Group, L.P. (Rosenthal Collins) is the Partnership's commodity broker. On March 18, 1998, the General Partner's parent company, Rodman & Renshaw Futures Management Group, Inc. (RRFMG) declared bankruptcy under Chapter Seven. Since that date, there have been no officers or employees of RRFMG or the General Partner.

On April 13, 1998, Rosenthal Collins purchased all of the outstanding shares of stock of the General Partner. Accordingly, effective April 13, 1998, Rodman & Renshaw Futures Management, Inc. became a wholly-owned subsidiary of Rosenthal Collins and remained as the General Partner of the Fund.

The Partnership shall be dissolved on December 31, 2022, unless dissolved earlier pursuant to conditions in the Limited Partnership Agreement.

The Partnership has no employees.

Regulation
------------

Under the commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association, Inc. (the "NFA"), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, and "commodity brokers" or "futures commission merchants," such as Rodman, to be registered and to comply with various reporting and record keeping requirements. The General Partner and Rosenthal Collins are both members of the NFA. The CFTC may suspend a commodity pool operator's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the General Partner's registration as a commodity pool operator is terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund. Should the General Partner's registration be suspended, termination of the Fund might result. The Act also requires Rodman, in its capacity as a commodity broker, to be registered as a "futures commission merchant."

As members of the NFA, the General Partner and Rosenthal Collins are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals which do not comply with such standards.



In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in commodity futures contract prices that may occur during a single trading day.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of units of limited partnership interest ("Units") through the solicitation of proxies or otherwise.



                                    PART II
                                  ----------


ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

There is no established public trading market for the Units of Limit Partnership ("Units"), nor will one develop. Units may be redeemed subject to the conditions imposed by the Limited Partnership Agreement. As of December 31, 1997 a total of 13,022 Units were outstanding held by 121 Unit holders and 537 Units of General Partnership Interest were outstanding.

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partner has not made any distributions to holders of Units as of the date hereof.

ITEM 6.   Selected Financial Data

On the following page is a summary of selected financial data for the partnership as of and for the years ended December 31, 1997, December 31, 1996, December 31, 1995 and December 31, 1994, and the period September 15, 1993 (commencement of trading) through December 31, 1993.


                       THE GLOBAL OPPORTUNITY FUND, L.P.
                            SELECTED FINANCIAL DATA


                            1997       1996        1995      1994      1993
                            ----       ----        ----      ----      ----

REVENUES:

  Trading profit (loss)
     Realized            $ 199,213  $567,853  $1,614,266  $280,319  $(269,738)
     Unrealized             48,261  (410,296)     89,187  (86,031)   420,194
  Foreign currency
     gain (loss)            (8,271)   (2,210)    (4,895)  (10,764)     4,607
                         ---------- --------------------  --------- ---------

     Total trading profit
      and foreign
      currency gain        239,203   155,347   1,698,558  183,524    155,063


  Interest income           78,133    80,090     166,835   64,062          0
                         ---------  --------------------  --------- ---------

     Total revenues        317,336   235,437   1,865,393  247,586    155,063
                         ---------- --------------------  --------- ---------

EXPENSES:

  Commissions               136,558   171,730    283,682   360,858   115,406
  Management fees            36,255    58,757    120,929   100,604    27,429
  Incentive fees             68,959    45,273    324,275   126,427    52,192



  Administrative fees        80,132    69,620     55,000    73,960    20,000
  State taxes                  (95)   (1,590)      6,254         0         0
                         ---------- --------------------  --------- ---------

     Total expenses         321,809   343,790    790,140   661,849   215,027

                         ---------- --------------------  --------- ---------

NET INCOME (LOSS)           (4,473) (108,353)  1,075,253  (414,263) (59,964)
                         ========== ====================  ========= =========

TOTAL ASSETS             $1,554,642 $2,122,244$3,158,002  $4,319,234
                         ========== ====================  ==========

TOTAL LIABILITIES        $   49,916 $  87,746 $  181,669  $ 64,906
                         ========== ====================  ==========

PARTNER'S CAPITAL:

  Limited Partners (units
     outstanding): 1997 -
     12,485; 1996 - 17,363;
     1995 - 24,658; 1994 -
     47,278)              1,441,460 1,970,331  2,911,630  4,205,575

  General Partner (units
     outstanding: 1997,
     1996, 1995 - 537)       63,266    64,167     64,703    48,753
                         ---------- --------------------  ---------

Total partners' capital   1,504,726 2,034,498  2,976,333  4,254,328
                         ---------- --------------------  ---------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL       1,554,642 2,122,244  3,158,002  4,319,234
                         ========== ====================  =========

NET ASSET VALUE PER UNIT -
  LIMITED PARTNERS       $   115.46 $  117.10 $   118.08  $  88.95

NET ASSET VALUE PER UNIT -
  GENERAL PARTNER        $   117.01 $  119.49 $   120.49  $  90.79

NET INCOME (LOSS) PER
  LIMITED PARTNER UNIT   $   (1.64) $   (.98) $    29.13  $ (7.95)

NET INCOME (LOSS) PER
  GENERAL PARTNER UNIT   $   (1.68) $  (1.00) $    29.70  $ (8.12)



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources
------------------



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

Results of Operations
----------------------

For the year ended December 31, 1997, trading operations reported a net trading profit of $239,203 and a net loss of $4,473 as compared to a net trading profit of $155,347 and a net loss of $108,353 for the year ended December 31, 1996. During 1996 the Fund experienced severe losses in February mainly from the interest rate sector and European financial markets which resulted in a 31% decrease in net asset value for the month. During the second and third quarters of 1996, the Fund's profits from its grain positions were offset by losses due to weather conditions which adversely affected its agricultural and natural gas positions. The fourth quarter of 1996 showed the Fund profiting from its U.S. bond, foreign bond, and currency positions.

Interest income, brokerage commissions, and management fees are based on the net asset value, which decreased for the year ended December 31, 1997 as a result of trading losses and redemptions. Interest earned for the year ended December 31, 1997 was $78,133 as compared to $80,090 for the same period last year. Brokerage commissions and management fees expensed during 1997 were $136,558 and $36,255 as compared to $171,730 and $58,757 during 1996, respectively. At December 31, 1997 there was no material credit risk exposure exceeding 10% of total assets for either exchange-traded or over-the-counter contracts.

ITEM 8.   Financial Statement and Supplementary Data



The information required by this item is submitted as a separate section of this report.

ITEM 9. Changes in and Disagreements with Independent Auditors' on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure during the quarter ended December 31, 1997. On February 6, 1998, the Fund, upon the recommendation of the General Partner, dismissed Coopers & Lybrand LLP and appointed McGladrey & Pullen, LLP as the Fund's certifying accountant. The change in independent certified accountants was approved by the Board of Directors. The report of Coopers & Lybrand LLP on the financial statements for the Fund for the years ended December 31, 1996 and 1995, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 1996 and 1995, and during the period from January 1, 1997 through February 6, 1998 the Fund had no disagreements with Coopers & Lybrand LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, during the years ended December 31, 1996 and 1995 and during the January 1, 1997 through February 6, 1998 neither the Fund nor anyone on the Fund's behalf consulted McGladrey & Pullen LLP regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Fund's financial statements.



                                   PART III
                                   --------

ITEM 10.  Directors and Executive Officers of the Registrant

The Fund has no directors or executive officers. The Fund is managed by the General Partner. There are no "significant employees" of the Fund.

The Fund's General Partner is Rodman & Renshaw Futures Management, Inc., a Delaware corporation. For the year ended December 31, 1997, and for the period January 1, 1998 through March 18, 1998, the General Partner was a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. Effective April 13, 1998, the General Partner became a wholly-owned subsidiary of Rosenthal Collins Group, L.P. The address of Rosenthal Collins Group, L.P. is 216 W. Jackson, Chicago, Illinois 60606. Telephone Number (312) _________.

For the year ended December 31, 1997, and for the period January 1, 1998 through March 18, 1998, the principles of the General Partner were as follows:

F.L. Kirby, age 52, President and a Director of the General Partner since January 31, 1997, and Executive Vice President and a Director of Rodman since June 24, 1994; Senior Vice President of Oppenheimer & Co., Inc., a financial services firm, from May, 1993 to June 1994; Director and Executive Vice President of Rodman from 1981 to 1993.

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

Rodrigo Padilla, age 48, a Director of the General Partner since June 7, 1995; currently a director of Abaco Grupo Financiero, S.A. de C.V., Abaco Casa de Bolsa, S.A. de C.V. de Abaco Grupo Financiero S.A. de C.V. and Confia S.A. de Abaco Grupo Financiero S.A. de C.V.; President and a member of the board of directors of Industrias Delmex, S.A. de C.V.; a director of Grupo Consercio Promesa, and business consultant to a variety of industrial corporations.

Effective April 13, 1998, J. Robert Collins is the sole officer of the General Partner and the managing general partner of Rosenthal Collins Group, L.P., the Partnership's commodity broker. Mr. Collins is an associated person and principal of First United Nationwide, L.L.C. which has been a registered Introducing Broker since January 16, 1996. Mr. Collins has acted as a Co-Managing General Partner of the Rosenthal Collins Group L.P. since its inception up to and including the last five years.

Section 16(a) of the Securities Exchange Act of 1934 requires the General
Partner's directors and executive officers and persons who own more than 10% of the Common Stock to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. The General Partner



must also be furnished with a copy of these reports. No Forms 3 were filed during 1996 and 1997.

ITEM 11.  Executive Compensation

The Fund is managed by its General Partner. Neither the General Partner nor its executives or employees receive direct compensation from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or the General Partner.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1997, (a) there were 121 partners in the Partnership, of which no partner is known to have been the beneficial owner of more than 5% of the Units, (b) the General Partner was the beneficial owner of approximately 3% of the Fund, and (c) there are no arrangements known to the Fund, the operation of which may on a subsequent date result in a change in control of the Fund.

ITEM 13.  Certain Relationships and Related Transactions

The General Partner retained all interest income earned from September 15, 1993 (commencement of trading) through September 15, 1994 on the Partnership's operations as reimbursement for advancing the selling commissions and towards the balance of the organization and offering charges. Since that date the Fund has retained all interest earned.



                                    PART IV
                                    -------

ITEM 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    (1)  Financial Statements
            --------------------

       See "Index to Financial Statements" on page 13 hereof.

       (2)  Financial Statement Schedules
            ------------------------------

All schedules for which provision is made in the applicable accounting regulations of the Securities and exchange Commission are not required under the related instructions or are inapplicable, and thereof have been omitted.

       (3)  Exhibits as required by Item 601 Regulation S-K
            ------------------------------------------------

            (3)  Articles of Incorporation and By-Laws
                 --------------------------------------

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

                 (b) Customer Agreement between the Fund and Rodman & Renshaw, Inc.

                 (c)  Advisory Agreement between the Fund and each Trading
Advisor.

The above exhibits are hereby incorporated by reference from the Fund's Amendment No. 1 to the Registration Statement on Form S-1, File No. 33-48042, except that the Fund's Amended and Restated Limited Partnership Agreement is incorporated by reference from the Fund's Prospectus dated September 8, 1992 filed pursuant to Rule 424 (b).

                 (d) Amendment No. 1 to the Selling Agreement among the Fund, Rodman & Renshaw Futures Management, Inc., Rodman & Renshaw, Inc. and each Trading Advisor.

                 (e) Amendment No. 1 to the Amended and Restated Limited Partnership Agreement.
                 (f) Amendment No. 1 to the Advisory Agreement between the Fund and each Trading Advisor.



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


(b)    Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended December 31, 1997. A Form 8-K dated February 11, 1998 filed March 5, 1998 reporting the change in auditors discussed above.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE GLOBAL OPPORTUNITY FUND, L.P.




                                     By:  /s/THOMAS G. PINOU

                                          Thomas G. Pinou
                                          Treasurer and Director of Rodman &
                                          Renshaw Futures Management, Inc.,
                                          General Partner

                                          Date:
                                               --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             Title          Date
----------------      -------        ------




/s/F.L.KIRBY
   ---------               President and a Director of

   F.L. Kirby              Rodman & Renshaw Futures
                           Management Inc., General Partner


/s/THOMAS G. PINOU         Treasurer and Director of
   ---------------
   March 27, 1997
   Thomas G. Pinou         Rodman & Renshaw Futures
                           Management, Inc., General Partner


/s/GILBERT R. OTT, JR.     Secretary of Rodman & Renshaw
   -------------------
   March 27, 1997
   Gilbert R. Ott, Jr.     Futures Management, Inc.,
                           General Partner



                       THE GLOBAL OPPORTUNITY FUND, L.P.

           Report on FORM 10-K for the Year Ended December 31, 1997

                    FINANCIAL STATEMENT AND SCHEDULE INDEX



                                                    Sequential Page

INDEPENDENT AUDITORS' REPORTS
FINANCIAL STATEMENTS.................................        1

   Statements of financial condition
       as of December 31, 1997 and 1996..............        2

   Statements of operations
       as of December 31, 1997, 1996 and 1995........        3

   Statements of changes in partners' capital
       as of December 31, 1997, 1996 and 1995........        4

   Notes to financial statements.....................    5 - 9

   Oath......................................... ....       10



                         INDEPENDENT AUDITOR'S REPORT


To the Partners
The Global Opportunity Fund, L.P.
Chicago, Illinois

We were engaged to audit the accompanying statement of financial condition of the Global Opportunity Fund, L.P. as of December 31, 1997, and the related statements of operations and changes in partners' capital for the year then ended.

Both current and former management have refused to provide written representations as to their responsibility for the fair presentation of the financial statements and other matters which could materially affect the amounts and classification of items included in the financial statements. Such representations are required under generally accepted auditing standards.

Since the current and former management of the Global Opportunity Fund have refused to provide written representations as noted in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements referred to above.

The accompanying statements of financial condition of the Global Opportunity Fund, L.P. as of December 31, 1996, and the related statements of operations and changes in partners' capital for each of the two years in the period ended December 31, 1996, were not audited by us and, accordingly, we do not express an opinion on them.



Chicago, Illinois
March 13, 1998



THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION
December 31, 1997 and 1996

ASSETS                                                  1997        1996
                                                        ----        ----
Equity in futures and forwards trading accounts:
 Cash                                               $  464,386   $  651,740
 United States Treasury securities,
   at market value, cost 1997 $1,026,788;
   1996 $1,394,294                                   1,027,478    1,427,594
 Net unrealized appreciation on open contracts          61,316       13,055
                                                    -----------  ----------
   Total equity in futures and forwards
     trading accounts                                1,553,180    2,092,389

Receivable from commodity broker                             0       28,225
Other receivable                                         1,462        1,630
                                                    -----------  ----------
                                                    $1,554,642   $2,122,244
                                                    ===========  ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Accrued administrative expenses                    $   2,5220   $   26,088
  Accrued brokerage commissions and fees                 8,822       12,621
  Accrued management fees                                6,377        7,852
  Accrued incentive fees                                 9,261       40,949
  Miscellaneous payables                                   236          236
                                                    -----------  ----------
          Total liabilities                             49,916       87,746
                                                    -----------  ----------
Partners' Capital
  Limited Partners (units outstanding:
    1997 - 12,485; 1996 - 16,826)                    1,441,460    1,970,331
  General Partner (units outstanding:
   1997 and 1996 - 537)                                 63,266       64,167
                                                    -----------  ----------
                                                     1,504,726    2,034,498
                                                    -----------  ----------

                                                    $1,554,642   $2,122,244
                                                    ===========  ==========

Net asset value per unit, Limited Partners          $   115.46   $   117.10
                                                    ===========  ==========
Net asset value per unit, General Partner           $   117.01   $   119.49
                                                    ===========  ==========
THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS
Years Ended December 31, 1997, 1996 and 1995

                                            1997        1996         1995



                                            ----        ----         ----

Revenues:
 Trading profit (loss):
   Realized                             $  199,213   $ 567,853   $1,614,266
   Unrealized                               48,261   (410,296)       89,187
 Foreign currency gain (loss)              (8,271)     (2,210)      (4,895)
                                        ----------   ----------  ----------
     Total trading profit and
       foreign currency gain               239,203     155,347    1,698,558

Interest income                             78,133      80,090      166,835
                                        ----------   ----------  ----------
     Total revenues                        317,336     235,437    1,865,393
                                        ----------   ----------  ----------

Expenses:
 Brokerage commissions                     136,558     171,730      283,682
 Management fees                            36,255      58,757      120,929
 Incentive fees                             68,959      45,273      324,275
 Administrative expenses                    80,132      69,620       55,000
 State taxes                                  (95)     (1,590)        6,254
                                        ----------   ----------  -----------
     Total expenses                        321,809     343,790      790,140
                                        ----------   ----------  -----------

      Net (loss) income                 $  (4,473)   $(108,353)  $1,075,253
                                        ==========   ==========  ===========
Net (loss) income allocated to:
 Limited Partners                       $  (3,572)   $(107,817)  $1,299,903
                                        ==========   ==========  ===========

 General Partners                       $    (901)   $   (536)   $   15,950
                                        ==========   ==========  ===========

Increase (decrease) in net asset value
 per Limited Partner unit outstanding
 throughout each period                 $   (1.64)   $   (.98)   $    29.13
                                        ==========   ==========  ===========
Increase (decrease) in net asset value
 per General Partner unit outstanding
 throughout each period                 $   (1.68)   $  (1.00)   $    29.70
                                        ==========   ==========  ===========



THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
Years Ended December 31, 1997, 1996 and 1995

                                          General      Limited
                                          Partner      Partners     Total
                                          -------      --------     -----

Balance, December 31, 1994              $   48,753   $4,205,575  $ 4,254,328

  Redemption of 22,620 units of
    Limited Partnership Interest                 0   (2,353,248) (2,353,248)
  Net income                                15,950    1,059,303    1,075,253
                                        ----------   ----------- -----------

Balance, December 31, 1995                  64,703    2,911,630    2,976,333

  Redemption of 7,832 units of
    Limited Partnership Interest                 0    (833,482)    (833,482)
  Net (loss)                                 (536)    (107,817)    (108,353)
                                        ----------   ----------- -----------

Balance, December 31, 1996                  64,167    1,970,331    2,034,498

  Redemption of 4,341 units of
    Limited Partnership Interest                 0    (525,299)    (525,299)
  Net (loss)                                 (901)      (3,572)      (4,473)
                                        ----------   ----------- -----------

Balance, December 31, 1997              $   63,266   $1,441,460  $ 1,504,726
                                        ==========   =========== ===========



NOTE 1.   Organization of the Partnership and Significant Accounting Policies

The Global Opportunity Fund, L.P. (the Partnership) was organized under the Delaware Revised Uniform Limited Partnership Act on April 15, 1992, to engage in the speculative trading of commodity futures, forward contracts, and other commodity interests. Trading commenced on September 15, 1993. The General Partner and Commodity Pool Operator for the Partnership is Rodman & Renshaw Futures Management, Inc. (the General Partner). Prior to August 2, 1996, the commodity broker and selling agent was Rodman & Renshaw, Inc. (R&R). Effective August 2, 1996, Rodman transferred its futures clearing business to an affiliate, Rodman & Renshaw Futures, Inc. (Rodman) which served as the Partnership's commodity broker and selling agent for the remainder of 1996. Both the General Partner and Rodman are wholly owned subsidiaries of Rodman & Renshaw Capital Group, Inc. In January 1997, Rodman ceased its futures clearing business and the Fund entered into a new clearing agreement with an unaffiliated futures commission merchant. The terms of the new agreement are substantially identical to those under the agreement with Rodman as described in Note 2. The Partnership is registered with the Commodities Futures Trading Commission (CFTC) as a Commodity Pool, and is subject to the rules of the CFTC and the National Futures Association.

250,000 units of Limited Partnership interest were available during the initial offering period. The Partnership is closed and not presently selling additional units.

Dissolution of Partnership:
---------------------------

The Partnership will be dissolved on December 31, 2022, or at an earlier date if certain conditions occur, including among others, a decline in aggregate net assets to less than $250,000, a decline in the net asset value per unit (unit) as of the end of any month to less than $25, or under certain other circumstances as defined in the Limited Partnership Agreement.

Significant accounting policies are as follows:

Accounting estimates:
---------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition:
--------------------

Futures contracts are recorded on trade date and open contracts are reflected in the financial statements at the market value on the last business day of the reporting period. The difference between the original contract amount and market value is reflected in income as an unrealized gain (loss). Market value of futures contracts is based upon exchange settlement prices.

Operating expenses:
-------------------



The Partnership incurs incentive and management fees payable to its trading advisors plus brokerage commissions payable to the respective commodity broker. Also, the Partnership incurs ongoing legal, accounting and administrative costs.

Organization costs:
-------------------

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

Allocation of profits and losses:
---------------------------------

The General Partner and each Limited Partner share in any profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each.

Redemptions:
------------

Units may be redeemed, at the option of any Limited Partner, at the net asset value as of the close of business on the last day of any month (commencing with the sixth full month after the Partnership commenced trading) upon 10-day prior written notice to the General Partner. Limited Partners will be charged 4%, 3%, 2% and 1% of the net asset value as of the date of redemption on all redemptions on or prior to the end of the twelfth, eighteenth, twenty-fourth, and thirtieth full month, respectively, after the Partnership commenced trading. Such charges will be paid to the General Partner.

Distributions:
--------------

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

Income taxes:
-------------

No provision for federal income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes.

The Partnership is required to pay an Illinois replacement tax of 1.5% of net income related to those limited partners who are not otherwise subject to the tax.



Right of setoff of certain amounts:
-----------------------------------

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

NOTE 2. Related Parties and Brokerage Commissions

The Partnership pays the commodity broker 0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all "give-up" fees, as defined. For fiscal 1996 and 1995, brokerage commissions expense paid to R&R/Rodman totaled $171,730 and $283,682, respectively. As of December 31, 1996, brokerage commissions payable to Rodman were $12,621.

At December 31, 1996, the Partnership maintained segregated cash at Rodman of $1,336.

NOTE 3.  Net Gain (Loss) in Net Asset Value Per Unit

The increase (decrease) in net asset value per Limited Partnership unit outstanding throughout each period is the difference between the net asset value per unit at the beginning and end of the period.

NOTE 4.  Fair Value of Financial Instruments

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

NOTE 5.  Trading Advisors

The trading decisions for the Partnership as of December 31, 1997 and 1996, were made by Campbell & Company, Inc.; FX 500 Ltd.; Willowbridge Associate, Inc.; Telesis Management, Inc.; and TimeTech Management, Inc. (collectively, the Trading Advisors), pursuant to individual advisory agreements entered into between the Partnership and each Trading Advisor. Each of the advisory agreements may be renewed at or prior to their expiration at the option of the General Partner. Each Trading Advisor, however, may terminate its advisory agreement with the Partnership prior to the expiration of its initial agreement upon 90 days' prior written notice. The Trading Advisors will determine the commodity futures and forward trades to be made on behalf of the Partnership, subject to certain trading policies and to certain rights reserved to the General Partner.

The Trading Advisors receive a monthly management fee of 0.166 of 1% of month-end Net Assets (as defined) allocated to them (2% annual rate).



Quarterly incentive fees equal to 20% based on any new trading profit, as defined, generated by each trading advisor, considered individually, are paid to the respective trading advisor. Such payments are also made in respect of units redeemed as of the interim months during a quarter, to the extent of 20% of any such new trading profit attributable to such units.

NOTE 6.  Off-Balance Sheet Risk and Fair Value of Derivative Financial
         Instruments

The fund trades various derivative financial instruments, principally futures and forward contracts.

Market risk:
------------

Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the statements of financial condition. The Partnership's exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading activity of the advisors from time to time by the Partnership, daily review of the outstanding positions to consider possible over concentration of an individual Advisor and overall Partnership basis and calculating the Partnership's Net Asset Value every day. While the General Partner will, itself, not intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the advisors to reallocate positions, or itself reallocate Partnerships assets among Advisors. However, such interventions are unusual and the General Partner's basic control procedures consist simply of the ongoing process of advisors selection and monitoring, with market risk controls being applied by the advisors themselves.

The notional contract values as of December 31, 1997 and 1996, were as follows:

                                                1997           1996
                                                ----           -----

Financial futures contracts:

    Commitments to purchase                 $ 33,437,935    $23,496,713
    Commitments to sell                        8,446,314     12,106,408

Currency-Forward contracts:
    Commitments to purchase                            0        363,995
    Commitments to sell                           45,521        361,841

Fair Value:
-----------

The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded



in the Statement of Financial Condition and the related income or loss reflected in trading revenues.

The fair value of derivative instruments at December 31, 1997 and 1996, as well as the average fair value for the year then ended is presented in the table that follows. Assets represent unrealized gains and liabilities unrealized losses.

                                       1997                      1996
                             -------------------------  ----------------------
                             Year End       Average      Year End    Average
                             Fair Value    Fair Value   Fair Value  Fair Value
                             -------------------------  ----------------------

Assets (Liabilities):
     Futures                 $    65,918   $   78,139   $  11,519   $ 196,016
     Forwards                    (4,602)     (19,153)       1,536       2,867
                             -----------   ----------   ----------  ---------
                             $    61,316   $   58,986   $  13,055   $ 198,883
                             ===========   ==========   ==========  =========

Credit risk:
------------

During 1996, the Partnership's broker, R&R/Rodman, began utilizing an unrelated clearing broker for all execution and clearing activities related to the Partnership's commodity trading. Margin requirements are satisfied by cash and securities on deposit with such clearing broker in segregated interest bearing accounts. At December 31, 1997 and 1996, all of the equity and securities in commodity futures trading accounts reflected on the statements of financial condition are due principally from this unrelated clearing broker, who is a member of nationally recognized futures exchanges. In the event that the clearing broker becomes insolvent, recovery of segregated funds may be limited to a pro rata share of all customer segregated funds available. In such an instance, the Partnership could incur losses to the extent that the recovered amount is less than the total cash and other property deposited with the clearing broker.

The Partnership conducts its trading with its futures commission merchant on commodity futures exchanges that are located in Chicago, New York, London, Paris, Singapore, Sydney and other major financial markets. The General Partner monitors the creditworthiness of its futures commission merchant with whom it conducts business.

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of default, are generally required in exchange trading, and counterparties may require margin in over-the-counter markets.

Note 7. Subsequent Event



On March 18, 1998, the General Partner's parent company, Rodman & Renshaw Futures Management Group, Inc. (RRFMG) declared bankruptcy. On April 13, 1998, Rosenthal Collins Group, L.P. (Rosenthal Collins) purchased all of the outstanding shares of stock of the General Partner. Accordingly, effective April 13, 1998, Rodman & Renshaw Futures Management, Inc. became a wholly-owned subsidiary of Rosenthal Collins and remained as the General Partner of the Fund.



                            ARTICLE 5 FDS FOR 10-K


PERIOD-TYPE YEAR
FISCAL-YEAR-END                                         DEC-31-1997
PERIOD-END                                              DEC-31-1997
CASH                                                         464,386
SECURITIES                                                 1,088,794

RECEIVABLES                                                    1,462
ALLOWANCES                                                         0
INVENTORY                                                          0
CURRENT-ASSETS                                             1,554,642
PP&E                                                               0
DEPRECIATION                                                       0
TOTAL-ASSETS                                               1,554,642
CURRENT-LIABILITIES                                           49,916
BONDS                                                              0
PREFERRED-MANDATORY                                                0
PREFERRED                                                          0
COMMON                                                             0
OTHER-5E                                                   1,504,726

TOTAL-LIABILITY-AND-EQUITY                                 1,554,642
SALES                                                              0
TOTAL-REVENUES                                               317,336
CGS                                                                0
TOTAL-COSTS                                                  321,809
OTHER-EXPENSES                                                     0
LOSS-PROVISION                                                     0
INTEREST-EXPENSE                                                   0
INCOME-PRETAX                                                (4,473)
INCOME-TAX                                                         0
INCOME-CONTINUING                                            (4,473)
DISCONTINUED                                                       0
EXTRAORDINARY                                                      0
CHANGES                                                            0
NET-INCOME                                                   (4,473)
EPS-PRIMARY                                                        0

EPS - DILUTED                                                 (1.64)

Footnotes
---------

This figure represents $1,027,478 of U.S. Treasury securities and $61,316 of unrealized gain on open contracts.

n.2

This figure represents $1,441,460 of Limited Partners' Capital and $63,266 of General Partner's Capital.

n3

The net earnings per unit for a Limited Partner is ($1.64). The net earnings per unit for the General Partner is ($1.68).