Form 10-Q
period 1998-09-30
GLOBAL OPPORTUNITY FUND LP
filed 1998-11-13
CIK 887724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the Quarterly period ended September 30, 1998

                       Commission File Number:  0-22640

                       The Global Opportunity Fund L.P.
            (Exact name of registrant as specified in its charter)

          Illinois                           36-3824101
(State or other jurisdiction of         (I.R.S Employer
incorporation or organization)           Identification No.)

Registrant's telephone number, including area code (312) 460-9200

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes__X___             No____



                       The Global Opportunity Fund L.P.

                                     Index



                                                                          Page
Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of September 30 1998 and December 31, 1997          3
     Statements of Operations (unaudited) for the three
     month and nine month periods ended September 30, 1998
     and 1997                                               4
     Statements of Changes in Partners' Capital (unaudited) for the six month period ended September 30, 1998 and
     the year ended December 31, 1997                       5
     Note to Unaudited Financial Statements -
     September 30, 1998                                     6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I - Financial Information

Item 1.  Financial Statements

                       The Global Opportunity Fund L.P.
                       Statement of Financial Condition


                                                    September 30,
                                                           1998     December 31
Assets                                                 (Unaudited)      1997

Equity in futures and forward trading accounts:
  Cash                                                    $ 213,207  $  464,386
  United States Treasury securities, at cost
    plus accrued interest which approximates
    market value                                            750,000   1,027,478
Net unrealized gain/(loss) on open contracts                150,431      61,316
                                                          ---------   ---------
          Total equity in futures and
             forward trading account                      1.113.638   1,553,180

Cash at Bank                                                     -           -

Other receivable                                              1,200       1,462
                                                          ---------   ---------
Total Assets                                             $1,114,838  $1,554,642
                                                          =========   =========

Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                         $  37,258    $ 25,220
  Accrued brokerage commission and fees                       6,063       8,822
  Accrued management fees                                     8,896       6,377
  Accrued incentive fees                                      8,938       9,261
  Miscellaneous payables                                        236         236
                                                          ---------   ---------
                                                             61,391      49,916

Partners' Capital
  Limited Partners (units outstanding 7,507;
    1997-12,485)                                            981,745   1,441,460
  General Partner (units outstanding : 537;
    1997 - 537)                                              71,702      63,266
                                                          ---------   ---------
                                                          1,053,447   1,504,726
                                                          ---------   ---------
Total Liabilities and Partners' Capital                  $1,114,838  $1,554,642
                                                          =========   =========

Net Asset Value per Unit - Limited Partners               $  130.78   $  115.46

Net Asset Value per Unit - General Partners               $  133.52   $  117.01

                See Note to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                  Three Months Ended  Nine Months Ended
                                      September 30,           September 30,

Revenues                                 1998      1997      1998      1997

Trading profit/(loss):
  Realized                            $ 85,486  $(74,773) $131,097    $128,712
  Change in unrealized                 148,772    61,972    89,115      60,838
Foreign currency gain/(loss)              (254)   (1,280)   (9,183)     (6,370)
                                       --------  --------  --------    --------
    Total trading profit and foreign
      currency gain/(loss)             234,004   (14,081)  211,029     183,180

Interest Income                         14,526    19,910    48,039      60,531
                                       --------  --------  --------    --------
Total Assets                           248,530     5,829   259,068     243,711

Expenses

Brokerage commissions                 $ 19,448   $32,587   $70,300    $107,762
Management fees                          2,940     8,563    13,725      28,509
Incentive fees                           8,938     5,218    11,890      59,697
Other administrative expenses           18,000    20,400    54,000      43,932
State taxes                                  -    (1,684)        -         (95)
                                       --------  --------  --------    --------
                                        49,328    65,084   149,915     239,805
                                       --------  --------  --------    --------
Net Income/(Loss)                     $199,204 $ (59,255)  $109,153    $ 3,906
                                       ========  ========  ========    ========
Net Income/(Loss) Allocated To:
  Limited Partners                     $183,808 $(56,918) $100,717     $ 4,525
                                       ========  ========  ========    ========
  General Partners                    $ 15,396  $ (2,307)  $  8,436    $  (619)
                                       ========  ========  ========    ========
Net Income/(Loss) per unit outstanding for entire period
  Limited Partners                     $  23.51 $  (4.21)   $ 15.32    $ (1.13)
                                       ========  ========  ========    ========
  General Partners                      $ 23,81  $ (4.30)   $ 16.51    $ (1.15)
                                       ========  ========  ========    ========


See Notes to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital



                                 Total Units
                              of Partnership    Limited    General
                                    Interest   Partners   Partners       Total


Partners Capital December 31,1995     25,195  $2,911,630  $ 64,703   $2,976,333
Redemption                            (7,832)  (833,482)              (833,482)
Net Income (loss)                              (107,817)      (536)   (108,353)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1996     17,363  $1,970,331  $ 64,167   $2,034,498
Redemption                            (4,341)  (525,299)              (525,299)
Net Income (loss)                                (3,572)      (901)     (4,473)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1997     13,022  $1,441,460  $ 63,266   $1,504,726
Redemption                            (4,978)  (560,432)              (560,432)
Net Income (loss)                               100,717      8,436      109,153
                                     --------   --------  ---------   ---------
Partners Capital September 30,1998      8,044  $ 981,745  $  71,702  $1,053,447
                                     ========  =========  =========   =========

See Notes to the unaudited financial statements



                       The Global Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                              September 30, 1998

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

Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $338,697 from redemptions of units during the quarter ended September 30, 1998 and by $560,432 for the nine months ended September 30, 1998.

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

     The fund experienced a trading gain of $234,004 for the third quarter of 1998 versus a loss of $14,081 for the same period last year.

     During the first nine months of 1998, trading operations gain $211,029 compared to a gain of $183,180 for the same period last year.



       At September 30, 1998 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

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

     No reports were filed on Form 8-K during the nine months ended September 30, 1998.

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


Date:  October 22, 1998