Form 10-K
period 1998-12-31
GLOBAL OPPORTUNITY FUND LP
filed 1999-03-31
CIK 887724

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1998

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

216 W. Jackson Blvd.  Suite 300
Chicago, Illinois                                 60606
----------------------------------------     ----------------
(Address of principal executive offices)          Zip Code

Registrant's telephone number      (312) 526-2000
                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: 6,927 Units of Limited Partnership Interest

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

As of December 31, 1998, there were 7,464 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------

The prospectus included in the partnership's registration statement, Form S-18, No. 0-22640 is incorporated by reference into Part IV of this Form 10-K.


                                 Page 1 of 10

     An Index to Exhibits required by Item 14 is found at page 9



                                    PART I
                                   --------


ITEM 1.   Business

     (a)  General Development of Business

     The Global Opportunity Fund, L.P. (the "Partnership") is a limited partnership organized in April 1992, pursuant to a Limited Partnership Agreement and under the Uniform Limited Partnership Act of the State of Delaware and funded through an offering of limited partnership units. The Partnership commenced trading on September 15, 1993. The Partnership conducts speculative trading of commodity interests.

       The Global Opportunity Fund Limited Partnership will terminate on December 31, 2022, unless dissolved earlier pursuant to conditions of the Limited Partnership agreement.

     Rodman & Renshaw Futures Management, Inc., an Delaware corporation wholly owned by Rosenthal Collins Group L.P., is the General Partner of the Partnership. In May of 1998 Rosenthal Collins Group, an Illinois Limited Partnership, ("the broker"), was enlisted to act as the commodity clearing firm for the Partnership and it performs various administrative services for the fund. Services performed for the Partnership by the commodity broker or the General Partner under the terms of the Customer and the Limited Partnership Agreements, include the following:

     1. Executes all trades on behalf of the Partnership based on instructions of the Partnership's Trading Manager.

     2. Maintains the Partnership books and records, which limited partners or their duly authorized representatives may inspect during normal business hours for any proper purpose upon reasonable written notice to the General Partner.

     3. Furnishes each limited partner with a monthly statement describing the performance of the Partnership, which sets forth aggregate management fees, incentive fees, brokerage commissions and other expenses incurred or accrued by the Partnership during the month.

     4. Forwards annual certified financial statements (including a balance sheet and a statement of income and expenses) to each limited partner.

     5. Provides to each limited partner tax information necessary for the preparation of his annual federal income tax return and such other information as the CFTC may by regulation require.

     6. Performs secretarial and other clerical responsibilities and furnishes office space, equipment and supplies as may be necessary for supervising the affairs of the Partnership.

     7.  Administer the redemption of Units.



     Under the terms of the Customer Agreement, the Partnership pays brokerage commissions to the commodity broker of $10 per round turn per contract for futures contracts.

     The Partnership pays the General Partner, Rodman & Renshaw Futures Management, Inc., an annual brokerage fee equal to an annual rate of seven and one half percent of the average month-end net assets as a whole, as defined, during the year.

     Trading Managers responsible for selecting commodity transactions during the first quarter of 1998 were Campbell and Co., Willowbridge, Telesis, and Timetech. Willowbridge was the only Trading Manager retained to trade for the Fund during all of 1998. None of the Trading Managers are affiliated with Rodman & Renshaw Futures Management or with Rosenthal Collins Group. For their services, each Trading Manager received a management fee equal to an annual two percent of the month end net assets, after commissions and charges, based on the portion of Fund equity allocated to the respective Trading Manager. The Fund pays a quarterly incentive fee based on new appreciation on Partnership assets attributable to each Trading Manager, which includes the Partnership's interest income. Such quarterly incentive fee equals 20% of trading profits attributed to the individual Trading Manager. If the fund should incur net losses subsequent to any such payment to a Trading Manager, the Trading Manager shall be entitled to retain amounts previously paid by the Fund; However, no subsequent fee will be paid until the Trading Manager's allocation of equity has experienced new appreciation.


Regulation

     Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and futures and options trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The Act requires "Commodity Pool Operators," such as the General Partner and "Commodity Trading Advisors," such as the Trading Managers, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a Commodity Pool Operator's or Trading Advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.

     In the event that the registration of the General Partner as a Commodity Pool Operator or any Trading Manager's registration as a Commodity Trading Advisor were terminated or suspended, the General Partner and the Trading Manager, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partners' registration be suspended, termination of the Partnership might result. The Act also requires the commodity Broker to be registered as a "Futures Commission Merchant."

     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in commodity futures contract prices that may occur during a single trading day.

     The partnership may trade on foreign commodity exchanges which are not subject to regulation by any United States government agency.




     (b)  Financial Information About Industry Segments

     The Partnership operates in one business segment, speculative trading of commodity futures contracts. The Partnership does not engage in sales of goods or services.

     (c)  Narrative Description of Business

     See Items 1 (a) and (b) above.
     (i) through (xii) - not applicable
     (xiii) - the Partnership has no employees

     (d) Financial information about foreign and domestic operations and export sales

     The Partnership does not engage in sales of goods or services. See "Paragraph 1(b) Financial information about industry segments.



                                    PART II
                                  ----------


Item 2.  Properties

     The Partnership does not own any properties.

Item 3.  Legal Proceedings

     The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

     (a)  Market Information

     There is no trading market for the Units, and none is likely to develop. Units are transferable only after written notice has been given to the General Partner.

     Units may be redeemed upon fifteen days notice at their Net Asset Value (as defined in the Limited Partnership Agreement) as of the end of any calendar quarter, less any early redemption penalty as provided in the Limited Partnership Agreement.

     (b)  Holders

     As of December 31, 1998, there were 120 holders of the Limited Partner Units. 7464 units were outstanding on this date, including 537 units of General Partnership interest.

     (c)  Dividends

     There were no dividends or distributions made in respect of the Units and any future distributions will only be made at the discretion of the General Partner.

Item 6.  Selected Financial Data

     The following page contains a summary of selected consolidated financial data for the Partnership for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                       THE GLOBAL OPPORTUNITY FUND, L.P.
                            SELECTED FINANCIAL DATA
                                  December 31

                            1998       1997        1996      1995      1994
                            ----       ----        ----      ----      ----

INCOME:



  Trading gains (losses)
     Realized            $ 263,363  $199,213  $567,853 $  1,614,266 $280,319
     Change in unrealized  (53,196)   48,261   (410,296)    89,187  (86,031)
  Foreign currency
     (loss)                 (8,145)   (8,271)    (2,210)   (4,895)  (10,764)
                         ---------- --------------------  --------- ---------

     Total trading
      and foreign
      currency gains       202,022   239,203    155,347   1,698,558 183,524


  Interest income           58,794    78,133     80,090    166,835   64,062
                         ---------  --------------------  --------- ---------

     Total income          260,816   317,336    235,437   1,865,393 247,586
                         ---------  --------------------  --------- ---------

EXPENSES:

  Brokerage commissions     89,057    136,558    171,730   283,682  360,858
  Management fees           17,083     36,255     58,757   120,929  100,604
  Incentive fees            11,890     68,959     45,273   324,275  126,427
  Administrative fees       72,000     80,132     69,620    55,000   73,960
  State taxes                   -        (95)    (1,590)     6,254        0
                         ---------- --------------------  --------- ---------

     Total expenses        190,030    321,809    343,790   790,140  661,849
                         ---------- --------------------  --------- ---------

NET INCOME (LOSS)           70,786    (4,473)  (108,353)  1,075,253 (414,263)
                         ========== ====================  ========= =========

TOTAL ASSETS             $ 975,078  $1,554,642$2,122,244  $3,158,002$4,319,234
                         ========== ====================  ==================

TOTAL LIABILITIES        $  34,844  $  49,916 $   87,746  $181,669  $ 64,906
                         ========== ====================  ==================

PARTNER'S CAPITAL:

  Limited Partners (units
     outstanding): 1998 -
     6,927; 1997 - 12,485;
     1996 - 17,363; 1995 -
     24,658; 1994 -
     47,278)               871,265  1,441,460  1,970,331  2,911,630 4,205,575

  General Partner (units
     outstanding: 1998,
     1997,1996, 1995 - 537) 68,969     63,266     64,167    64,703    48,753
                         ---------- --------------------  --------- ---------

Total partners' capital    940,234  1,504,726  2,034,498  2,976,333 4,254,328
                         ---------- --------------------  --------- ---------

TOTAL LIABILITIES AND



  PARTNERS' CAPITAL        975,078  1,554,642  2,122,244  3,158,002 4,319,234
                         ========== ====================  ========= =========

NET ASSET VALUE PER UNIT -
  LIMITED PARTNERS       $   125.78 $  115.46 $   117.10  $ 118.08  $  88.95

NET ASSET VALUE PER UNIT -
  GENERAL PARTNER        $   128.43 $  117.01 $   119.49  $ 120.49  $  90.79

NET INCOME (LOSS) PER
  LIMITED PARTNER UNIT   $    10.32 $  (1.64) $    (.98)  $  29.13  $ (7.95)

NET INCOME (LOSS) PER
  GENERAL PARTNER UNIT   $    10.62 $  (1.68) $   (1.00)  $  29.70  $ (8.12)

See Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity

     Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with the following analysis.

     Most United States commodity exchanges limit fluctuations in commodity futures and options contract prices during a single day by regulations referred to as "daily price fluctuation limits "or" daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated.

     Commodity futures and options prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures and option prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's commodity futures and options trading operations, the Partnership's assets are highly liquid and are expected to remain so.

Capital Resources

     The Partnership does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, deposits with futures commission merchants and commodity futures investments. Inflation is not a direct factor in the Partnership's profitability although it can influence the attitudes of current investors or potential investors.



Results of Operations

     Trading operations posted a gain of $202,022 for the year ended December 31, 1998 as compared to a net gain of $239,203 in 1997 and a net gain of $155,347 in 1996. The majority of profits were made in long positions in stock market indexes as well as long term bond instruments, both foreign and domestic.

     Fund units are redeemed on a monthly basis. During the fiscal year ending December 31, 1998, 5,558 units with a total value of $635,279 were redeemed. During fiscal year 1997 redeemed units equaled 4,341 with a value of $525,299. There were 7,832 units redeemed in 1996 for a total of $833,482.

     Commodity pools depend upon the smooth functioning of computer systems to operate. Many computer systems in use today accept only two digit entries in the date code field instead of four digit entries necessary to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The General Partner is in the process of assessing the Partnership's Year 2000 issues. The Partnership does not have its own computer system and relies on the General Partner to perform most computer functions and to interface with other computer systems. As a result, the Partnership expects to incur only minimal expenses in connection with Year 2000 issues. The General Partner has established a working group to address its Year 2000 issues and is in the process of ensuring that its computer systems are Year 2000 compliant. The General Partner has initiated communications with third parties with whom the Partnership has important financial or operational relationships to determine the extent to which they have Year 2000 issues. In addition, all United States futures exchanges will be subject to monitoring by the Commodity Futures Trading Commission of their Year 2000 preparedness and the major foreign futures exchanges are also expected to be subject to market-wide testing of their Year 2000 compliance programs during 1999. Nevertheless, there is no assurance that the General Partner and other third parties will resolve all of their Year 2000 issues in a timely manner. The failure of the General Partner or any third parties with whom the Partnership has important financial or operational relationships to be Year 2000 compliant could have a material adverse effect on the Partnership.

Item 8.  Financial Statements and Supplementary Data

     Financial statements meeting the requirements of Regulation S-X are listed on page F-1 of this report.

     The supplementary financial information, specified by Item 302 of Regulation S-K, is not applicable.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.



                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant

     The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. Trading decisions for the Partnership are made by the Trading Manager. The General Partner is Rodman & Renshaw Futures Management, Inc., which is owned by Rosenthal Collins Group, L.P. The address of the General Partner is 216 W. Jackson Blvd. Suite 300, Chicago, Illinois
 60606.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The Fund is managed by the General Partner as described in "Item 1. Business" herein.

     During the past year, four trading advisors acted as the Partnership's Trading Managers, pursuant to the Management Contracts described in "Item 1. Business." For the year ended December 31, 1998. Campbell and Co. was paid $17,564 in consulting fees, while Willowbridge was paid $19,702, Telesis $1,229, and Timetech $1,900. For the year ended December 31, 1998 Rodman & Renshaw Futures Management, Inc. has been paid $63,406 in brokerage fees, and Rosenthal Collins Group has been paid $2,852 in brokerage clearing commission. Additionally, Rand Financial Services was paid $8,048 in commission, as they were the clearing brokers for the fund through April of 1998.




Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a)  Security Ownership of Certain Beneficial Owners

     None of the four Trading Managers owned units in the Partnership during 1998. On December 31, 1998 Rodman and Renshaw Futures Management, Inc., the General Partner, owned 7.34% of the Fund while Donald Christensen, a Limited Partner, owned 6.46%.

     (b)  Security Ownership of Management

     Under the terms of the Limited Partnership agreement, the Partnership's affairs are managed by the General Partner and the Trading Manager has discretionary authority over the Partnership's commodity investments. As of December 31, 1998 the General Partner's interest in the Partnership was worth $68,969.

     (c) Changes in Control

     The Fund's General Partner is Rodman & Renshaw Futures Management, Inc., a Delaware corporation. The General Partner was a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. until April 24, 1998 when it was sold to Rosenthal Collins Group, L.P., an Illinois Limited Partnership. Rosenthal Collins Group, L.P. is a registered Futures Commission Merchant and has served as the clearing broker for The Global Opportunity Fund, L.P. since April 24, 1998. Prior to that date, Rand Financial Services was the clearing broker for the Fund.

     J. Robert Collins is a General Partner of Rosenthal Collins Group and is the President of Rodman & Renshaw Futures Management, Inc., the General Partner of The Global Opportunity Fund, L.P.

     From January through March of 1998 Campbell and Co., Willowbridge, Telesis, and Timetech were retained as Trading Managers for the Fund. From April through the remainder of 1998, Willowbridge was the sole Trading Manager of the fund. None of the four Trading Managers has any affiliations with the General Partner, Rodman & Renshaw Futures Management, or with Rosenthal Collins Group.


Item 13.  Certain Relationships and Related Transactions


     Refer to Item 12, section (c)

     The General Partner, Rodman & Renshaw Futures Management, Inc., is a Corporation wholly owned by Rosenthal Collins Group.

     All charges are described in Item 1. Business, and amounts paid are described in Item 11. Executive Compensation.



                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1)  Financial Statements

          See Index to Financial Statements on page F-1.

     (a)  (2)  Financial Statements Schedules

        Schedules are omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or the notes thereto.

     (a)  (3)  Exhibits

        (3)  Articles of Incorporation and By-laws

       a.  Limited Partnership Agreement (attached to the Prospectus as
Exhibit B)

       b.  Subscription Requirements (attached to the Prospectus as Exhibit B)

       c.  Power of Attorney (attached to the Prospectus as Exhibit B)

       d.  Request for Redemption (attached to the Prospectus as Exhibit D)

          (10)  Material Contracts

       a. Brokerage Agreement between the Partnership and Rosenthal Collins Group, L.P.

b.   Advisory contract between Registrant and Campbell and Co.

c.   Advisory contract between Registrant and Willowbridge.

d.   Advisory contract between Registrant and Telesis.

e.   Advisory contract between Registrant and Timetech.

     (b)  Reports on Form 8-K

       The General Partner filed a report on form 8-K in February of 1998. The purpose of the filing was a change in independent auditors. The Fund
replaced Coopers & Lybrand with McGladrey & Pullen, LLP as auditors.



                                                             INDEX OF EXHIBITS


     (The following exhibits have been previously filed)

Exhibit                             Description
Number

3.1   Limited Partnership Agreement (attached to the Prospectus as Exhibit A).

3.2   Subscription Requirements (attached to the Prospectus as Exhibit B).

3.3   Power of Attorney (attached to the Prospectus as Exhibit C).

3.4   Request for Redemption (attached to the Prospectus as Exhibit D).

10.01 Customer Agreement between Registrant and Rosenthal Collins Group

10.02 Advisory contract between Registrant and Campbell and Co.

10.03 Advisory contract between Registrant and Willowbridge.

10.04 Advisory contract between Registrant and Telesis.

10.05 Advisory contract between Registrant and Timetech.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the _______ day of _____________, 1999.


THE GLOBAL OPPORTUNITY FUND, L.P.                    STATE OF ILLINOIS
                                                     COUNTY OF COOK
By RODMAN & RENSHAW FUTURES MANAGEMENT, INC.
                                    SUBSCRIBED and SWORN to before me
                                    this _________  day of _______  1999


---------------------------
By J. Robert Collins
President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General

Partner of the Registrant in the capacities and on the date indicated.


By RODMAN & RENSHAW FUTURES MANAGEMENT, INC.         STATE OF ILLINOIS
 General Partner of the Registrant                   COUNTY OF COOK

                                            SUBSCRIBED and SWORN to before me

                                                         this             day
of            1999


            By J. Robert Collins
                    President








 (the above signatories being the principal executive officer of Rodman & Renshaw Futures Management, Inc.)




                     The Global Opportunity Fund, L.P.
                     (An Illinois Limited Partnership)

                       INDEX TO FINANCIAL STATEMENTS

                                                     Pages

Report of Independent Accountants                        F-2

Financial Statements:
     Statements of Financial Condition as of             F-3
       December 31, 1998 and 1997

     Statements of Operations for the                    F-4
       years ended December 31, 1998, 1997, and 1996

     Statements of Changes in Partners' Capital for      F-5
       the years ended December 31, 1998, 1997, and 1996

     Notes to Financial Statements                       F-6/F-8



Schedules are omitted because they are inapplicable or equivalent information has been included elsewhere herein.



                         INDEPENDENT AUDITOR'S REPORT


To the Partners
The Global Opportunity Fund, L.P.
Chicago, Illinois

We have audited the accompanying statements of financial condition of the Global Opportunity Fund, L.P. as of December 31, 1998 and 1997, and the related statements of operations and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Global Opportunity Fund, L.P. for the year ended December 31, 1996, were audited by other auditors whose report, dated March 17, 1997, expressed an unqualified opinion on those statements.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Both current and former management have refused to provide written representations as to their responsibility for the fair presentation of the financial statements and other matters which could materially affect the amounts and classification of items included in the financial statements for the year ended December 31, 1997. Such representations are required under generally accepted auditing standards. Since the current and former management of the Global Opportunity Fund have refused to provide written representations as noted in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements for the year ended December 31, 1997.

In our opinion, the 1998 financial statements referred to above represent fairly, in all material respects, the financial position of the Global Opportunity Fund, L.P. as of December 31, 1998, and the results of its operations and changes in its net assets for the year then ended in conformity with generally accepted accounting principles.



Chicago, Illinois
March 11, 1999



THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION
December 31, 1998 and 1997


ASSETS                                                  1998        1997
                                                        ----        ----
Equity in futures and forwards trading accounts:
 Cash                                               $  367,839   $  464,386
 United States Treasury securities,
   at market value, cost 1997 $1,026,788;
   1996 $1,394,294                                     598,039    1,027,478
 Net unrealized appreciation on open contracts           8,120       61,316
                                                    -----------  ----------
   Total equity in futures and forwards
     trading accounts                                  973,998    1,553,180

Receivable from commodity broker                             0            0
Other receivable                                         1,080        1,462
                                                    -----------  ----------
                                                    $  975,078   $1,554,642
                                                    ===========  ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Accrued administrative expenses                    $   25,009   $   25,220
  Accrued brokerage commissions and fees                 5,618        8,822
  Accrued management fees                                4,217        6,377
  Accrued incentive fees                                     0        9,261
  Miscellaneous payables                                     0          236
                                                    -----------  ----------
          Total liabilities                             34,844       49,916
                                                    -----------  ----------
Partners' Capital
  Limited Partners (units outstanding:
    1998 - 6,927; 1997 - 12,485)                       871,265    1,441,460
  General Partner (units outstanding:
   1998 and 1997 - 537)                                 68,969       63,266
                                                    -----------  ----------
                                                       940,234    1,504,726
                                                    -----------  ----------

                                                    $  975,078   $1,554,642
                                                    ===========  ==========

Net asset value per unit, Limited Partners          $   125.78   $   115.46
                                                    ===========  ==========
Net asset value per unit, General Partner           $   128,43   $   117.81
                                                    ===========  ==========

See Notes to the Unaudited Financial Statements.



THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS
Years Ended December 31, 1998, 1997 and 1996

                                            1998        1997         1996
                                            ----        ----         ----

Revenues:
 Trading gain (loss):
   Realized                             $ 263,363    $ 199,213   $ 567,853
   Change in unrealized                   (53,196)      48,261    (410,296)
   Foreign currency (loss)                 (8,145)     (8,271)      (2,210)
                                        ----------   ----------  ----------
     Gain from trading                    202,022      239,203     155,347

Interest income                            58,794       78,133      80,090
                                        ----------   ----------  ----------
     Total revenues                       260,816      317,336     235,437
                                        ----------   ----------  ----------

Expenses:
 Brokerage commissions                     89,057      136,558     171,730
 Management fees                           17,083       36,255      58,757
 Incentive fees                            11,890       68,959      45,273
 Administrative expenses                   72,000       80,132      69,620
 State taxes                                    0         (95)      (1,590)
                                        ----------   ----------  -----------
     Total expenses                       190,030      321,809     343,790
                                        ----------   ----------  -----------

      Net income (loss)                 $  70,786    $ (4,473)   $(108,353)
                                        ==========   ==========  ===========
Net income (loss) allocated to:
 Limited Partners                       $  65,083    $ (3,572)   $(107,817)
                                        ==========   ==========  ===========

 General Partner                        $   5,703    $   (901)   $    (536)
                                        ==========   ==========  ===========

Net income (loss)
 per Limited Partner unit outstanding
 throughout each period                 $   10,32    $  (1.64)   $    (.98)
                                        ==========   ==========  ===========
Net income (loss)
 per General Partner unit outstanding
 throughout each period                 $   10.62    $  (1.68)   $   (1.00)
                                        ==========   ==========  ===========



THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
Years Ended December 31, 1998, 1997 and 1996

                                      Total
                                    Number of General   Limited
                                      Units   Partner   Partners      Total
                                    --------- -------   --------    ---------

Balance, December 31, 1995             25,195 $  64,703 $2,911,630  $ 2,976,333

  Redemption of 7,832 units of
    Limited Partnership Interest      (7,832)         0  (833,482)    (833,482)
  Net (loss)                                0     (536)  (107,817)    (108,353)
                                     -------- --------- ----------   ----------

Balance, December 31, 1996             17,363    64,167  1,970,331   2,034,498

  Redemption of 4,341 units of
    Limited Partnership Interest      (4,341)         0  (525,299)    (525,299)
  Net (loss)                                0     (901)    (3,572)      (4,473)
                                     -------- --------- ----------   ----------

Balance, December 31, 1997             13,022    63,266  1,441,460   1,504,726

  Redemption of 6,095 units of
    Limited Partnership Interest      (5,558)         0  (635,279)    (635,279)
  Net (loss)                                0     5,703    65,083       70,786
                                     -------- --------- ----------   ----------

Balance, December 31, 1998              7,464 $  68,969 $  871,264  $  940,233
                                     ======== ========= ==========  ==========


                                                             December 31,
                                                           1998          1997
                                                        ----------   ----------
Net asset value per unit, Limited Partners              $   125.78  $    115.46

Net asset value per unit, General Partner               $   128.43  $    117.81



                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.   Organization of the Partnership and Significant Accounting Policies

General Description of the Partnership: The Global Opportunity Fund, L.P. (the Partnership) was organized under the Delaware Revised Uniform Limited Partnership Act on April 15, 1992, to engage in the speculative trading of commodity futures, forward contracts, and other commodity interests. It is subject to the regulations of the Commodity Futures Trading Commission (CFTC), an agency of the U.S. Government that regulates most aspects of the commodity futures industry, the rules of the National Futures Association (NFA), an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants
(FCMs) through which the Partnership trades.

250,000 units of Limited Partnership interest were available during the initial offering period. The Partnership is closed and not presently selling additional units.

The General Partner and each Limited Partner share in the profits and losses of the partnership in proportion to their respective interest in the partnership. A Limited Partner's loss is limited to the amount of his or her investment.

Significant accounting policies are as follows:

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: Futures contracts are recorded on trade date and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in broker trading accounts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of futures contracts is based upon exchange settlement prices.

Income taxes: No provision for federal income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes. The Partnership is required to pay an Illinois replacement tax of 1.5% of net income related to those limited partners who are not otherwise subject to the tax.

Dissolution of Partnership: The Partnership will terminate on December 31, 2022 or at an earlier date if certain conditions occur, including a decline in aggregate net assets to less than $250,000, a decline in the net asset value per unit as of the end of any month to less than $25, or under certain other circumstances, as set forth in the Limited Partnership Agreement.




Newly issued accounting standards: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) was issued. The Company adopted SFAS 133 during 1998. The impact on the Company's financial position and results of operations was not material.

Right of setoff of certain amounts: Pursuant to the Partnership's agreement with its FCM, all balances placed on deposit with such broker, whether used for trading purposes or not, are available to be used for margin purposes on any exchange and for any contract in which the Partnership trades. The Partnership has similar agreements with a financial institution for its over-the-counter forward contracts. As a result, the financial statements only present the net asset or liability relating to such trading activities.

NOTE 2.  General Partner

For the fiscal years ended December 31, 1996 and 1997, the General Partner has been Rodman & Renshaw Futures Management, Inc. Effective April 1998, the General Partner became a wholly owned subsidiary of Rosenthal Collins Group, L.P. (Rosenthal Collins). The General Partner conducts and manages the business of the Partnership and is required by the Limited Partnership Agreement to maintain an investment in the Partnership of at least 1% of the outstanding units in the Partnership. The Limited Partnership Agreement also requires the General Partner to maintain a net worth (as defined in the Limited Partnership Agreement) of not less than 10% of the total contributions to the Partnership.

NOTE 3.  Operating Expenses

Brokerage commissions payable to the respective FCM or General Partner include other trading fees and are charged based on a percentage of partnership net assets. Also, the Partnership incurs ongoing legal, accounting and administrative costs.

NOTE 4.  Related Party Transactions

In 1996, Rodman & Renshaw, Inc., an affiliate of Rodman & Renshaw Futures Management, Inc. was the Partnership's FCM. In 1997 and through 1998, an unaffiliated FCM was the broker. Effective May 1998, Rosenthal Collins became the Partnership's FCM.

The Partnership pays the FCM (General Partner in 1998) 0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all "give-up" fees, as defined. For the years ended December 31, 1998, 1997, and 1996, brokerage commission expenses totaled $89,057, $136,558 and $171,730, respectively. As of December 31, 1998, brokerage commissions payable to the General Partner were $5,618.




NOTE 5.  Commodity Trading Advisors

The Partnership has advisory agreements with various commodity trading advisors (CTA's). Each of the advisory agreements may be renewed at or prior to their expiration at the option of the General Partner. Each CTA, however, may terminate its advisory agreement with the Partnership prior to the expiration of its initial agreement upon 90 days' prior written notice. The CTA's will determine the commodity futures and forward trades to be made on behalf of the Partnership, subject to certain trading policies and to certain rights reserved to the General Partner.

The CTAs receive a monthly management fee of 0.166 of 1% of month-end Net Assets (as defined) allocated to them (2% annual rate).

Quarterly incentive fees equal to 20% based on any new trading profit, as defined, generated by each CTA, considered individually, are paid to the respective CTA. Such payments are also made in respect of units redeemed as of the interim months during a quarter, to the extent of 20% of any such new trading profit attributable to such units.

NOTE 6.  Distributions and Redemptions

A Limited Partner may request and receive redemption of units owned as of the close of business on the last business day of any calendar month with a minimum of ten days written notice.

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

NOTE 7.  Deposits With Brokers
The Partnership deposits cash and U.S. Government securities with FCMs subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such brokers. The Partnership earns interest income on its cash deposited with the brokers.

NOTE 8.  Net Income (Loss) Per Unit
The net income (loss) per Limited Partnership unit outstanding throughout each period is the difference between the net asset value per unit at the beginning and end of the period.




NOTE 9.  Trading Activities and Related Risks
The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). Net trading results from derivatives for the years ended December 31, 1998, 1997 and 1996, are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts. These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according the terms of a contract.

The purchase and sale of futures and options on futures contracts requires margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CEAct) requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

The General Partner has established procedures to actively monitor and minimize market and credit risks. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

NOTE 10.  Fair Value of Financial Instruments

The Partnership believes that the carrying value of its financial instruments is a reasonable estimate of fair value. Equity in commodity futures trading accounts and the United States Treasury securities are recorded at market using market quotations from the Partnership's FCM. The fair value of all other financial instruments reflected in the statement of financial condition (primarily receivable from commodity broker and accrued expenses) approximate the recorded value due to their short-term nature.