Form 10-Q
period 1999-03-31
GLOBAL OPPORTUNITY FUND LP
filed 1999-05-12
CIK 887724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 1999

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

                         Yes__X___             No____



                       The Global Opportunity Fund L.P.

                                     Index



                                                                          Page
Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of March 31, 1999 and December 31, 1998             3
     Statements of Operations (unaudited) for the three
     month period ended March 31, 1999 and 1998             4
     Statements of Changes in Partners' Capital (unaudited) for the three month period ended March 31, 1999 and
     the year ended December 31, 1998                       5
     Note to Unaudited Financial Statements -
     March 31, 1999                                         6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I - Financial Information

Item 1.  Financial Statements

                       The Global Opportunity Fund L.P.
                       Statement of Financial Condition


                                                       (Unaudited)
                                                        March 31,   December 31
Assets                                                     1999         1998

Equity in futures and forward trading accounts:
  Cash                                                    $ 307,310  $  367,839
  United States Treasury securities, at cost
    plus accrued interest which approximates
    market value                                            604,649     598,039
Net unrealized gain/(loss) on open contracts                 26,290       8,120
                                                          ---------   ---------
          Total equity in futures and
             forward trading account                        938,249     973,998

Other receivable                                              1,200      1,079
                                                          ---------   ---------
Total Assets                                               $939,448   $975,077
                                                          =========   =========

Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                         $  13,439    $ 25,009
  Accrued brokerage commission and fees                       5,049       5,618
  Accrued management fees                                     3,394       4,218
                                                          ---------   ---------
                                                             21,882      34,844

Partners' Capital
  Limited Partners (units outstanding 6,907;
    1998 - 12,485)                                          850,079     871,264
  General Partner (units outstanding : 537;
    1998 - 537)                                              67,487      68,969
                                                          ---------   ---------
                                                            917,566     940,233
                                                          ---------   ---------
Total Liabilities and Partners' Capital                    $939,448    $975,077
                                                          =========   =========

Net Asset Value per Unit - Limited Partners               $  123.08   $  125,78

Net Asset Value per Unit - General Partners               $  125.67   $  128.43

See Note to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                           Statement of Operations
                                 (Unaudited)

                                                             Three Months Ended
                                                                March 31,

Income                                                      1999       1998

Trading profit/(loss):
  Realized                                               $ (10,163)   $  5,617
  Change in unrealized                                      18,170         627
Foreign currency gain/(loss)                                  (272)     (4,385)
                                                          --------    --------
    Total trading profit and foreign
      currency gain/(loss)                                   7,735       1,859

Interest Income                                             10,146      16,429
                                                          --------    --------
Total Income                                                17,882      18,287

Expenses

Brokerage commissions                                     $ 17,498     $27,402
Management fees                                              2,535       7,405
Incentive fees                                                  -        2,952
Other administrative expenses                               18,000      18,000
                                                          --------    --------
                                                            38,033      55,759
                                                          --------    --------
Net Income/(Loss)                                        $(20,152)   $ (37,472)
                                                          ========    ========
Net Income/(Loss) Allocated To:
  Limited Partners                                        $(18,670)   $(35,587)
                                                          ========    ========
  General Partners                                        $ (1,482)   $ (1,885)
                                                          ========    ========
Net Income/(Loss) per unit outstanding for entire period
  Limited Partners                                        $  (2.70)   $  (3.46)
                                                          ========    ========
  General Partners                                         $ (2.76)    $ (3.51)
                                                          ========    ========


See Note to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital



                                 Total Units
                              of Partnership    Limited    General
                                    Interest   Partners   Partners       Total


Partners Capital December 31,1997     13,559  $1,441,460  $ 63,266   $1,504,726
Redemption                            (6,095)  (635,279)              (635,279)
Net Income (loss)                                 65,083     5,703       70,786
                                     --------   --------  ---------   ---------
Partners Capital December 31,1998      7,464   $ 871,264  $ 68,969    $ 940,233
Redemption                               (20)    (2,516)                (2,516)
Net Income (loss)                               (18,670)    (1,482)    (20,151)
                                     --------   --------  ---------   ---------
Partners Capital March 31, 1999        7,444    $850,079  $ 67,487    $ 917,566
                                     ========  =========  =========   =========

See Note to the unaudited financial statements



                       The Global Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                                March 31, 1999

Note - Basis of Presentation

     The unaudited financial statements of The Global Opportunity Fund L.P. (the "Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $2,516 from redemptions of units during the quarter ended March 31, 1999 and by $2,516 for the three months ended March 31, 1999.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded contracts through April 24, 1998 was Rand Financial Services and after that date the counter party was Rosenthal Collins Group. For over-the-counter contracts, the counterparty was Rand Financial Services through April 24, 1998 and Rosenthal Collins Group thereafter.

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.

     The fund experienced a trading gain of $7,735 for the first quarter of 1999 versus a gain of $1,859 for the same period last year.

     During the first three months of 1999, the fund had a net (loss) of $(20,151) compared to a net (loss) of $(37,472) for the same period last year.

     At March 31, 1999 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.




    The decline in brokerage commissions and management fees, which are based on the Net Asset Value, was due to redemptions, which resulted in lower net assets of the Fund. Incentive fees are a direct reflection of the profit/(loss) during this quarter.

     The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K


     No reports were filed on Form 8-K during the three months ended March 31, 1999.

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


Date:  April 10, 1999