Form 10-Q
period 1999-06-30
GLOBAL OPPORTUNITY FUND LP
filed 1999-08-13
CIK 887724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly period ended June 30, 1999

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

                         Yes__X___             No____



                       The Global Opportunity Fund L.P.

                                     Index



                                                                          Page
Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of June 30, 1999 and December 31, 1998              3
     Statements of Operations (unaudited) for the three
     month period ended June 30, 1999 and 1998              4
     Statements of Changes in Partners' Capital (unaudited) for the three month period ended June 30, 1999 and
     the year ended December 31, 1998                       5
     Note to Unaudited Financial Statements -
     June 30, 1999                                          6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I - Financial Information

Item 1.  Financial Statements

                       The Global Opportunity Fund L.P.
                       Statement of Financial Condition


                                                       (Unaudited)
                                                         June 30,   December 31
Assets                                                     1999         1998

Equity in futures and forward trading accounts:
  Cash                                                    $ 282,683  $  367,839
  United States Treasury securities, at cost
    plus accrued interest which approximates
    market value                                            604,775     598,039
Net unrealized gain/(loss) on open contracts                 94,847       8,120
                                                          ---------   ---------
          Total equity in futures and
             forward trading account                        982,306     973,998

Other receivable                                              1,117       1,080
                                                          ---------   ---------
Total Assets                                               $983,422   $975,077
                                                          =========   =========

Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                         $  14,361    $ 25,009
  Accrued brokerage commission and fees                       5,308       5,618
  Accrued management fees                                     3,134       4,217
  Accrued incentive fees                                      7,021          -
                                                          ---------   ---------
                                                             29,823      34,844

Partners' Capital
  Limited Partners (units outstanding 6,807;
    1998 - 6,927)                                           882,507     871,265
  General Partner (units outstanding : 537;
    1998 - 537)                                              71,093      68,969
                                                          ---------   ---------
                                                            953,599     940,233
                                                          ---------   ---------
Total Liabilities and Partners' Capital                    $983,422    $975,077
                                                          =========   =========

Net Asset Value per Unit - Limited Partners               $  129.65   $  125.78

Net Asset Value per Unit - General Partners               $  132.39   $  128.43

See Note to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                  Three Months Ended   Six Months Ended
                                            June 30,           June 30,

Revenues                                 1999      1998      1999      1998

Trading profit/(loss):
  Realized                           $  15,622  $ 39,994  $  5,459    $ 45,611
  Change in unrealized                  68,558   (60,284)   86,728     (59,657)
Foreign currency gain/(loss)              (294)   (4,544)     (566)     (8,929)
                                       --------  --------  --------    --------
    Total trading profit and foreign
      currency gain/(loss)              83,886   (24,834)   91,621     (22,975)

Interest Income                         10,101    17,085    20,247      33,513
                                       --------  --------  --------    --------
Total Assets                            93,987    (7,749)  111,868      10,538

Expenses

Brokerage commissions                 $ 17,659 $  23,449  $ 35,157   $  50,851
Management fees                          3,134     3,381     5,669      10,785
Incentive fees                           7,021         -     7,021       2,952
Other administrative expenses           18,000    18,000    36,000      36,000
State taxes                                  -         -        -            -
                                       --------  --------  --------    --------
                                        45,814    44,830    83,847     100,588
                                       --------  --------  --------    --------
Net Income/(Loss)                     $ 48,173 $ (52,579) $ 28,022    $(90,050)
                                       ========  ========  ========    ========
Net Income/(Loss) Allocated To:
  Limited Partners                    $ 46,049 $ (50,006)  $ 25,898   $(85,593)
                                       ========  ========  ========    ========
  General Partners                     $ 2,124  $ (2,573)   $ 2,124   $ (4,457)
                                       ========  ========  ========    ========
Net Income/(Loss) per unit outstanding for entire period
  Limited Partners                      $ 6.57  $  (4.73)   $  3.87    $ (8.19)
                                       ========  ========  ========    ========
  General Partners                      $ 6.72   $ (4.79)   $  3.96   $  (8.30)
                                       ========  ========  ========    ========


See Notes to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital



                                 Total Units
                              of Partnership    Limited    General
                                    Interest   Partners   Partners       Total


Partners Capital December 31,1995     25,195  $2,911,630  $ 64,703   $2,976,333
Redemption                            (7,832)  (833,482)              (833,482)
Net Income (loss)                              (107,817)      (536)   (108,353)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1996     17,363  $1,970,331  $ 64,167   $2,034,498
Redemption                            (4,341)  (525,299)              (525,299)
Net Income (loss)                                (3,572)      (901)     (4,473)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1997     13,022  $1,441,460  $ 63,266   $1,504,726
Redemption                            (5,558)  (635,278)              (635,278)
Net Income (loss)                                 65,083      5,703      70,786
                                     --------   --------  ---------   ---------
Partners Capital December 31,1998      7,464   $ 871,265  $ 68,969   $ 940,234
Redemption                              (120)   (14,656)               (14,656)
Net Income (loss)                                25,899      2,124      28,023
                                     --------   --------  ---------   ---------
Partners Capital June 30,1999          7,344    $882,508  $ 71,093   $ 953,601
                                    =========  =========  =========   =========


See Note to the unaudited financial statements



                       The Global Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                                 June 30, 1999

Note - Basis of Presentation

The unaudited financial statements of The Global Opportunity Fund L.P. (the Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $12,140 from redemptions of units during the quarter ended June 30, 1999 and by $14,656 for the Six months ended June 30, 1999.

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

     The fund experienced a trading gain of $83,886 for the second quarter of 1999 versus a loss of $24,834 for the same period last year.

     During the first Six months of 1999, trading operations gain $91,621 compared to a loss of $22,975 for the same period last year.

     At June 30, 1999 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.



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


     No reports were filed on Form 8-K during the three months ended June 30, 1999.




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


Date:  July 10, 1999