Form 10-Q
period 1999-09-30
GLOBAL OPPORTUNITY FUND LP
filed 1999-11-03
CIK 887724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the Quarterly period ended September 30, 1999

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

                         Yes__X___             No____



                       The Global Opportunity Fund L.P.

                                     Index



                                                                          Page
Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition (unaudited)
     as of September 30, 1999 and December 31, 1998         3
     Statements of Operations (unaudited) for the three
     month and nine month periods ended September 30, 1999
     and 1998                                               4
     Statements of Changes in Partners' Capital (unaudited) for the nine month period ended September 30, 1999 and
     the years ended December 31, 1998, 1997 and 1996       5
     Note to Unaudited Financial Statements -
     September 30, 1999                                     6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7

Part II - Other Information                                 8

Item 3.  Exhibits and Reports on Form 8-K                   8

Signatures                                                  9



Part I - Financial Information

Item 1.  Financial Statements

                       The Global Opportunity Fund L.P.
                       Statement of Financial Condition


                                                    September 30,
                                                           1999     December 31
Assets                                                 (Unaudited)      1998

Equity in futures and forward trading accounts:
  Cash                                                    $ 249,618  $  367,839
  United States Treasury securities, at cost
    plus accrued interest which approximates
    market value                                            585,145     598,039
Net unrealized gain/(loss) on open contracts                 56,352       8,120
                                                          ---------   ---------
          Total equity in futures and
             forward trading account                        891,115     973,998

Cash at Bank                                                     -           -

Other receivable                                                983       1,080
                                                          ---------   ---------
Total Assets                                               $892,098    $975,078
                                                          =========   =========

Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                         $  15,557    $ 25,009
  Accrued brokerage commission and fees                       4,826       5,618
  Accrued management fees                                     3,663       4,217
  Accrued incentive fees                                      6,872          -
  Miscellaneous payables                                         -           -
                                                          ---------   ---------
                                                             30,918      34,844

Partners' Capital
  Limited Partners (units outstanding 5,995;
    1998-6,927)                                             788,552     871,265
  General Partner (units outstanding : 537;
    1998-537)                                                72,628      68,969
                                                          ---------   ---------
                                                            861,180     940,234
                                                          ---------   ---------
Total Liabilities and Partners' Capital                    $892,098    $975,078
                                                          =========   =========

Net Asset Value per Unit - Limited Partners               $  132.42   $  125.78

Net Asset Value per Unit - General Partners               $  135.25   $  128.43

See Note to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                           Statement of Operations
                                 (unaudited)

                                  Three Months Ended        Nine Months Ended
                                      September 30,           September 30,

Revenues                                 1999      1998      1999      1998

Trading profit/(loss):
  Realized                            $ 92,398  $ 85,486  $ 97,857    $131,097
  Change in unrealized                 (38,495)  148,772    48,232      89,115
Foreign currency gain/(loss)            (2,142)     (254)   (2,708)     (9,183)
                                       --------  --------  --------    --------
    Total trading profit and foreign
      currency gain/(loss)              51,761   234,004   143,381     211,029

Interest Income                         10,142    14,526    30,389      48,039
                                       --------  --------  --------    --------
Total Income                            61,903   248,530   173,770     259,068

Expenses

Brokerage commissions                 $ 16,592  $ 19,448  $ 51,749     $70,300
Management fees                          3,663     2,940     9,332      13,725
Incentive fees                           6,872     8,938    13,893      11,890
Other administrative expenses           16,000    18,000    52,000      54,000
State taxes                                 -          -        -            -
                                       --------  --------  --------    --------
                                        43,127    49,326   126,974     149,915
                                       --------  --------  --------    --------
Net Income/(Loss)                     $ 18,776  $199,204  $ 46,796    $109,153
                                       ========  ========  ========    ========
Net Income/(Loss) Allocated To:
  Limited Partners                    $ 15,117   $183,808 $ 43,137    $100,717
                                       ========  ========  ========    ========
  General Partners                    $  3,659  $ 15,396  $  3,659    $  8,436
                                       ========  ========  ========    ========
Net Income/(Loss) per unit outstanding
 for entire period
  Limited Partners                    $   2.77   $  23.51  $  6.64      $ 15.32
                                       ========  ========  ========    ========
  General Partners                    $   2.86    $ 23.81  $  6.82      $ 16.51
                                       ========  ========  ========    ========


See Notes to the unaudited financial statements



                       The Global Opportunity Fund L.P.
                  Statement of Changes in Partners' Capital



                                 Total Units
                              of Partnership    Limited    General
                                    Interest   Partners   Partners       Total


Partners Capital December 31,1995     25,195  $2,911,630  $ 64,703   $2,976,333
Redemption                            (7,832)  (833,482)              (833,482)
Net Income (loss)                              (107,817)      (536)   (108,353)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1996     17,363  $1,970,331  $ 64,167   $2,034,498
Redemption                            (4,341)  (525,299)              (525,299)
Net Income (loss)                                (3,572)      (901)     (4,473)
                                     --------   --------  ---------   ---------
Partners Capital December 31,1997     13,022  $1,441,460  $ 63,266   $1,504,726
Redemption                            (5,558)  (635,278)        -     (635,278)
Net Income (loss)                                65,083      5,703      70,786
                                     --------   --------  ---------   ---------
Partners Capital December 31,1998      7,464   $871,265   $ 68,969    $940,234
Redemption                              (972)  (125,850)        -     (125,850)
Net Income (loss)                                43,137      3.659      46.796
                                     --------   --------  ---------   ---------

Partners Capital September 30,1999     6,492  $ 788,552  $  72,628    $861,180
                                     ========  =========  =========   =========

See Notes to the unaudited financial statements



                       The Global Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                              September 30, 1999

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



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $111,194 from redemptions of units during the quarter ended September 30, 1999 and by $125,850 for the Nine months ended September 30, 1999.

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

     The fund experienced a trading gain of $51,761 for the third quarter of 1999 versus a gain of $234,004 for the same period last year.

     During the first Nine months of 1999, trading operations gain $143,381 compared to a gain of $211,029 for the same period last year.

     At September 30, 1999 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.




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

Part II - Other Information

Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the nine months ended September 30, 1999.




                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securiites Exchange Act of 1934 and to the extent possible due to the acquisition of the registrant by the undersigned on April 24, 1998; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       The Global Opportunity Fund L.P.
                                 (Registrant)


By:  Rosenthal Collins Futures Management, Inc., General Partner



By:    /s/ J. Robert Collins
     -------------------------------
      J. Robert Collins, President


Date:  October 10, 1999