Form 10-K
period 1999-12-31
GLOBAL OPPORTUNITY FUND LP
filed 2000-03-24
CIK 887724

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1999

                                      or

X
---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to
                               --------      --------
                        Commission file number 0-22640

                       THE GLOBAL OPPORTUNITY FUND, L.P.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)
          Delaware                           36-3824101
-----------------------------                ----------
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

216 W. Jackson Blvd.  Suite 300
Chicago, Illinois                                 60606
----------------------------------------     ---------------
(Address of principal executive offices)          Zip Code

Registrant's telephone number      (312) 460-9200
                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: 250.000 Units of Limited Partnership Interest

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




As of December 31, 1999, there were 6,302 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------

The prospectus included in the partnership's registration statement, Form S-18, No. 0-22640 is incorporated by reference into Part IV of this Form 10-K.

                                 Page 1 of 10

         An Index to Exhibits required by Item 14 is found at page 11



                                    PART I
                                   --------

ITEM 1.   Business

     (a)  General Development of Business

     The Global Opportunity Fund, L.P. (the "Partnership") is a limited partnership organized in April 1992, pursuant to a Limited Partnership Agreement and under the Uniform Limited Partnership Act of the State of Delaware and funded through an offering of limited partnership units. The Partnership commenced trading on September 15, 1993. The Partnership conducts speculative trading of commodity futures, forward contracts and other commodity interests.

     The Global Opportunity Fund Limited Partnership will terminate on December 31, 2022, unless dissolved earlier pursuant to conditions of the Limited Partnership agreement.

     Rosenthal Collins Futures Management, Inc., a Delaware corporation wholly owned by Rosenthal Collins Group L.L.C., is the General Partner of the Partnership. In April of 1998 Rosenthal Collins Group, an Illinois Limited Partnership, ("the broker"), was enlisted to act as the commodity clearing firm for the Partnership and it performs various administrative services for the fund. Services performed for the Partnership by the commodity broker or the General Partner under the terms of the Customer and the Limited Partnership Agreements, include the following:

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

7.   Administers the redemption of Units.

     Under the terms of the Customer Agreement, the Partnership pays brokerage commissions to the commodity broker of $10 per round turn per contract for futures contracts.



     The Partnership pays the General Partner, Rosenthal Collins Futures Management, Inc., an annual brokerage fee equal to an annual rate of seven and one half percent of the average month-end net assets as a whole, as defined, during the year.

     The Trading Manager responsible for selecting commodity transactions during 1999 was Willowbridge. Campbell and Co., Willowbridge, Telesis, and Timetech were trading advisors for the Partnership in past years. The Trading Manager is not affiliated with Rosenthal Collins Futures Management or with Rosenthal Collins Group. For their services, the Trading Manager received a management fee equal to an annual rate of two percent of the month end net assets, after commissions and charges, based on the portion of Fund equity allocated to the Trading Manager. The Fund pays a quarterly incentive fee based on new appreciation on Partnership assets, which includes the Partnership's interest income. Such quarterly incentive fee equals 20% of trading profits attributed the Trading Manager. If the fund should incur net losses subsequent to any such payment to the Trading Manager, the Trading Manager shall be entitled to retain amounts previously paid by the Fund; However, no subsequent fee will be paid until the Trading Manager's allocation of equity has experienced new appreciation.

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

     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in commodity futures contract prices that may occur during a single trading day.
     The partnership may trade on foreign commodity exchanges which are not subject to regulation by any United States government agency.

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



     (c)  Narrative Description of Business

     See Items 1 (a) and (b) above.
     (i) through (xii) - not applicable
     (xiii) - the Partnership has no employees

     (d) Financial information about foreign and domestic operations and export sales

     The Partnership does not engage in sales of goods or services. See "Paragraph 1(b) Financial information about industry segments.



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

     Units may be redeemed upon fifteen days notice at their Net Asset Value (as defined in the Limited Partnership Agreement) as of the last business day of any calendar month with a minimum of ten days written notice, less any early redemption penalty as provided in the Limited Partnership Agreement.

     (b)  Holders

     As of December 31, 1999, there were 59 holders of the Limited Partner Units. 6,302 units were outstanding on this date, including 537 units of General Partnership interest.

     (c)  Dividends

     There were no dividends or distributions made in respect of the Units and any future distributions will only be made at the discretion of the General Partner.

Item 6.  Selected Financial Data

     The following page contains a summary of selected consolidated financial data for the Partnership for the fiscal years ended December 31, 1999, 1998, 1997, 1996, and 1995.



                      THE GLOBAL OPPORTUNITY FUND, L.P.
                            SELECTED FINANCIAL DATA

                                  December 31
                               1999      1998      1997      1996      1995
                               ----      ----      ----      ----      ----
INCOME:
  Trading gains (losses)
  Realized                 $  61,284  $263,363  $199,213  $567,853  $1,614,266
  Change in unrealized         8,472   (53,196)   48,261  (410,296)     89,187

Foreign currency
  (loss)                      (2,631)   (8,145)   (8,271)   (2,210)     (4,895)
                             -------- --------- ---------  --------   --------
  Total trading
   and foreign
   currency gains              67,125  202,022   239,203   155,347   1,698,558

Interest income                39,516   58,794    78,133    80,090     166,835
                            ------------------ ---------  --------   ---------
  Total income                106,641  260,816   317,336   235,437   1,865,393
                            ------------------ ---------  --------   ---------
EXPENSES:
  Brokerage commissions        65,702   89,057   136,558   171,730     283,682
Management fees                12,576   17,083    36,255    58,757     120,929
Incentive fees                 13,893   11,890    68,959    45,273     324,275
Administrative fees            67,000   72,000    80,132    69,620      55,000
State taxes                         -       -        (95)   (1,590)      6,254
                            --------- --------- ---------  --------  ---------
  Total expenses              159,171  190,030    321,809   343,790    790,140
                            --------- --------- ---------  --------  ---------
NET INCOME (LOSS)            (52,530)   70,786    (4,473) (108,353)  1,075,253
                           ========== ========= =========  ========  =========
TOTAL ASSETS                 $765,727 $975,078 $1,554,642$2,122,244 $3,158,002
                            ========= ========= ========= =========   ========
TOTAL LIABILITIES             $26,422  $34,844    $49,916   $87,746 $   81,669
                            ========= ========= ========= =========   ========
PARTNER'S CAPITAL:
  Limited Partners
    Units                       5,765     6,927    12,485    17,363     24,658
    Value                     675,075  871,265  1,441,460 1,970,331  2,911,630
  General Partner
    (537 units)                64,230   68,969     63,266    64,167     64,703
                            --------- --------- --------- ---------  ---------
Total partners' capital       739,305  940,234  1,504,726 2,034,498  2,976,333
                           ---------- --------- --------- ---------  ---------
TOTAL LIABILITIES AND
PARTNERS' CAPITAL             765,727  975,078  1,554,642 2,122,244  3,158,002
                           ========== ========= ========= =========  =========
NET ASSET VALUE PER UNIT -
LIMITED PARTNERS              $117.10   $125.78   $115.46   $117.10    $118.08

NET ASSET VALUE PER UNIT -
GENERAL PARTNER               $119.61   $128.43   $117.81   $119.49     $120.49

NET INCOME (LOSS) PER
LIMITED PARTNER UNIT          $(8.29)    $10.32   $(1.64)    $(.98)      $29.13



NET INCOME (LOSS) PER
GENERAL PARTNER UNIT          $(8.82)    $10.62   $(1.68)   $(1.00)      $29.70

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

Capital Resources

     The Partnership does not intend to raise any additional capital through borrowing. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, deposits with futures commission merchants and commodity futures investments. Inflation is not a direct factor in the Partnership's profitability although it can influence the attitudes of current investors or potential investors.

Market and Credit Risk

     The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options in U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

     For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased on unlimited liability on such contracts sold short. As both a buyer and seller of options, the partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.




     It is believed that credit risk is minimal as no borrowing has been conducted in the name of the Partnership. The portion of Partnership assets held in U.S. T bills (approximately 78%) is subject to interest rate fluctuations, but regarded as a low-risk investment. Assets are used for speculative purposes on exchange traded futures contracts. The commodity trading advisor engaged by the Partnership typically utilizes between 15% to 20% leverage as part of risk management in its trading strategy. The General Partner reviews the trading advisor's market activity on a daily basis and is apprised of general futures market activity on an ongoing basis.

     The General Partner has established procedures to actively monitor and minimize market and credit risks. The General Partner reviews the trading advisor's market activity on a daily basis and is appraised of general futures market activity on an ongoing basis. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Results of Operations

     Trading operations posted a gain of $67,125 for the year ended December 31, 1999 as compared to a net gain of $202,022 in 1998 and a net gain of $239,203 in 1997. The majority of profits were made in long positions in stock market indices as well as long positions in the energy complex.
Fund units are redeemed on a monthly basis. During the fiscal year ending December 31, 1999, 1,162 units with a total value of $148,399 were redeemed. During fiscal year 1998, redeemed units equaled 5,558 with a value of $635,278. There were 4,341 units redeemed in 1997 for a total of $525,299.

Item 8.  Financial Statements and Supplementary Data

     Financial statements meeting the requirements of Regulation S-X are listed on page F-1 of this report.

     The supplementary financial information, specified by Item 302 of Regulation S-K, is not applicable.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.



                                   PART III
                                   --------
Item 10.  Directors and Executive Officers of the Registrant

     The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. Trading decisions for the Partnership are made by the Trading Manager. The General Partner is Rosenthal Collins Futures Management, Inc., which is owned by Rosenthal Collins Group, LLC. The address of the General Partner is 216 W. Jackson Blvd. Suite 300, Chicago, Illinois 60606.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The Fund is managed by the General Partner as described in "Item 1. Business" herein.

     During the past year, one trading advisor acted as the Partnership's Trading Manager, pursuant to the Management Contracts described in "Item 1. Business." For the year ended December 31, 1999. Willowbridge was paid $12,576 in management fees and $13,893 in incentive fees. For the year ended December 31, 1999, Rosenthal Collins Futures Management, Inc. has been paid $65,702 in brokerage fees, of which Rosenthal Collins Group has been paid $5,234 in brokerage clearing commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a)  Security Ownership of Certain Beneficial Owners

     The Trading Manager did not own units in the Partnership during 1999. On December 31, 1999 Rosenthal Collins Futures Management, Inc., the General Partner, owned 8.52% of the Fund while Donald Christensen, a Limited Partner, owned 7.93%.

     (b)  Security Ownership of Management

     Under the terms of the Limited Partnership agreement, the Partnership's affairs are managed by the General Partner and the Trading Manager has discretionary authority over the Partnership's commodity investments. As of December 31, 1999 the General Partner's interest in the Partnership was worth $64,230.

     (c) Changes in Control

     The Fund's General Partner is Rosenthal Collins Futures Management, Inc., a Delaware corporation. The General Partner was a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. until April 24, 1998 when it was sold to Rosenthal Collins Group, L.P., an Illinois Limited Partnership. Rosenthal Collins Group, L.L.C. is a registered Futures Commission Merchant and has served as the clearing broker for The Global Opportunity Fund, L.P. since April 24, 1998. Prior to that date, Rand Financial Services was the clearing broker for the Fund. In March of 1999, Rodman & Renshaw Futures Management Inc. changed its business name to Rosenthal Collins Futures Management, Inc.

J. Robert Collins is a General Partner of Rosenthal Collins Group and is the President of Rosenthal Collins Futures Management, Inc., the General Partner of The Global Opportunity Fund, L.P.



     During 1999, Willowbridge was the sole Trading Manager of the fund. The Trading Manager does not have any affiliations with the General Partner, Rosenthal Collins Futures Management, or with Rosenthal Collins Group.

Item 13.  Certain Relationships and Related Transactions

Refer to Item 12, section (c)

     The General Partner, Rosenthal Collins Futures Management, Inc., is a Corporation wholly owned by Rosenthal Collins Group, L.L.C.

     All charges are described in Item 1. Business, and amounts paid are described in Item 11. Executive Compensation.



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

          a. Limited Partnership Agreement (attached to the Prospectus as Exhibit B)

          b.  Subscription Requirements (attached to the Prospectus as Exhibit
B)

     c.  Power of Attorney (attached to the Prospectus as Exhibit B)

     d.  Request for Redemption (attached to the Prospectus as Exhibit D)

          (10)  Material Contracts
a.  Brokerage Agreement between the Partnership and Rosenthal Collins Group,
LLC.

b.   Advisory contract between Registrant and Campbell and Co.

c.   Advisory contract between Registrant and Willowbridge.

d.   Advisory contract between Registrant and Telesis.

e.   Advisory contract between Registrant and Timetech.



INDEX OF EXHIBITS

     (The following exhibits have been previously filed)

Exhibit             Description Number

3.1   Limited Partnership Agreement (attached to the Prospectus as Exhibit A).
3.2   Subscription Requirements (attached to the Prospectus as Exhibit B).
3.3   Power of Attorney (attached to the Prospectus as Exhibit C).
3.4   Request for Redemption (attached to the Prospectus as Exhibit D).
10.01 Customer Agreement between Registrant and Rosenthal Collins Group
10.02 Advisory contract between Registrant and Campbell and Co.
10.03 Advisory contract between Registrant and Willowbridge.
10.04 Advisory contract between Registrant and Telesis.
10.05 Advisory contract between Registrant and Timetech.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the _______ day of _____________, 2000

THE GLOBAL OPPORTUNITY FUND, L.P.                      STATE OF ILLINOIS
                                                       COUNTY OF COOK By
ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.
                                  SUBSCRIBED and SWORN to before me
                                   this _________  day of _______  2000

---------------------------
By J. Robert Collins President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.     STATE OF ILLINOIS
General Partner of the Registrant                 COUNTY OF COOK

                              SUBSCRIBED and SWORN to before me
                              this _________  day of _______  2000
                                                                            By
J. Robert Collins
  President




(the above signatories being the principal executive officer of Rosenthal Collins Futures Management, Inc.)



                       The Global Opportunity Fund, L.P.
                       (An Illinois Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                                                                Pages

Report of Independent Accountants                                 F-2
Financial Statements:

Statements of Financial Condition as of                           F-3
  December 31, 1999 and 1998

Statements of Operations for the                                  F-4
  years ended December 31, 1999, 1998 and 1997

Statements of Changes in Partners' Capital for                    F-5
  the years ended December 31, 1999, 1998, and 1997

Notes to Financial Statements                                F-6/F-10

Schedules are omitted because they are inapplicable or equivalent information has been included elsewhere herein.







                         INDEPENDENT AUDITOR'S REPORT

To the Partners
The Global Opportunity Fund, L.P.
Chicago, Illinois


We have audited the accompanying statements of financial condition of the Global Opportunity Fund, L.P. as of December 31, 1999 and 1998, and the related statements of operations and changes in partners' capital for each of the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Both current and former management have refused to provide written representations as to their responsibility for the fair presentation of the financial statements and other matters which could materially affect the amounts and classification of items included in the financial statements for the year ended December 31, 1997. Such representations are required under generally accepted auditing standards. Since the current and former management of the Global Opportunity Fund have refused to provide written representations, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements for the year ended December 31, 1997.

In our opinion, the 1999 and 1998 financial statements referred to above represent fairly, in all material respects, the financial position of the Global Opportunity Fund, L.P. as of December 31, 1999 and 1998, and the results of its operations and changes in its net assets for the years then ended in conformity with generally accepted accounting principles.


Chicago, Illinois
March 3, 2000

                      THE GLOBAL OPPORTUNITY FUND, L.P.
                       (A Delaware Limited Partnership)

                      STATEMENTS OF FINANCIAL CONDITION
                          December 31, 1999 and 1998

ASSETS                                              1999      1998
                                                    ----      ---
Equity in broker trading accounts:
Cash                                              $156,952  $367,839
United States Treasury securities,
  at market value                                 592,151   598,039
Unrealized gain on open contracts                  16,592     8,120
                                                  --------- --------
Deposits with broker                              765,695   973,998
Other receivable                                       32     1,080
                                                  --------  --------
                                                  $765,727  $975,078
                                                  ==================
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued administrative expenses                   $19,166   $25,009
Accrued brokerage commissions and fees              4,012     5,618
Accrued management fees                             3,244     4,217
                                                  --------  --------
Total liabilities                                  26,422    34,844
                                                  --------  --------
Partners' Capital
  Limited Partners (units outstanding:
     1999 - 5,765; 1998 - 6,927)                  675,075   871,265
  General Partner (537 units outstanding)          64,230    68,969
                                                  --------  --------
                                                  739,305   940,234
                                                  --------  --------
                                                  $765,727  $975,078
                                                  ========  ========
Net asset value per unit, Limited Partners        $117.10   $125.78
                                                  ========  ========
Net asset value per unit, General Partner         $119.61   $128.43
                                                  =======   ========
See Notes to Financial Statements.

                      THE GLOBAL OPPORTUNITY FUND, L.P.
                       (A Delaware Limited Partnership)
                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1999, 1998 and 1997

                                                    1999      1998    1997
                                                    ----      ----    ----
Income:
Trading profit (loss):
  Realized                                     $  61,284  $263,363  $  199,213
  Change in unrealized                             8,472   (53,196)     48,261
Foreign currency (loss)                           (2,631)   (8,145)     (8,271)
                                                 -------- ---------   --------
  Total trading profit and foreign
    currency gain (loss)                          67,125   202,022     239,203
Interest income                                   39,516    58,794      78,133
                                                 -------- ---------   --------
  Total income                                   106,641   260,816     317,336
                                                 -------- --------  ---------
Expenses:
Brokerage commissions                             65,702    89,057     136,558
Management fees                                   12,576    17,083      36,255
Incentive fees                                    13,893    11,890      68,959
Administrative expenses                           67,000    72,000      80,132
State taxes                                            0         0         (95)
                                                --------  --------    --------
  Total expenses                                 159,171   190,030     321,809
                                                --------  --------    --------
      Net income (loss)                        $ (52,530) $ 70,786  $   (4,473)
                                               =========  ========   =========
Net income (loss) allocated to:
Limited Partners                               $ (47,791) $ 65,083  $   (3,572)
                                               =========  ========   =========

General Partner                                $  (4,739) $  5,703  $     (901)
                                               =========  ========   =========

Net income (loss)per unit outstanding
 for entire period:
 Limited Partners                              $   (8.29) $  10.32  $    (1.64)
                                                ========= ========    ========
General Partners                               $   (8.82) $  10.62  $    (1.68)
                                                ========= ========    ========
See Notes to Financial Statements.

                      THE GLOBAL OPPORTUNITY FUND, L.P.
                       (A Delaware Limited Partnership)

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 Years Ended December 31, 1999, 1998 and 1997

                                       Total
                                     Number of  General   Limited
                                       Units    Partner   Partners    Total
                                     ---------  -------   --------  ---------
Balance, December 31, 1996              17,363  $  64,167 $1,970,331 $2,034,498
  Redemption                           (4,341)          0 (525,299)   (525,299)
 Net (loss)                                         (901)   (3,572)     (4,473)
                                      --------  --------- -------------------
Balance, December 31, 1997              13,022     63,266 1,441,460  1,504,726
  Redemption                           (5,558)          0 (635,278)   (635,278)
 Net income                                         5,703   65,083      70,786
                                      --------  --------- -------------------
Balance, December 31, 1998               7,464     68,969  871,265     940,234
  Redemption                           (1,162)          0 (148,399)   (148,399)
 Net(loss)                                        (4,739)  (47,791)    (52,530)
                                      --------  --------- ---------   --------
Balance, December 31, 1999               6,302  $  64,230 $ 675,075 $  739,305
                                      ========  ========= =========  =========
See Notes to Financial Statements.

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

The General Partner and each Limited Partner share in the profits and losses of the partnership in proportion to their respective interest in the partnership. A Limited Partner's loss is limited to the amount of his or her investment.
The Fund has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows u Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

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

Revenue recognition: Futures contracts are recorded on trade date and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in broker trading accounts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of futures contracts is based upon exchange settlement prices. Translation gains and losses: The Partnership trades in foreign-denominated contracts. The assets and liabilities related to these activities are translated at the end-of-period exchange rates with the associated profits and losses translated at month-end exchange rates. The resulting translation gains and losses are immaterial and are recorded in unrealized trading profit
(loss).

Transaction fees and costs: Transaction fees and costs are accrued at a flat rate equal to 0.625 of 1% of the Partnership's month-end net assets (a 7.5% annual rate).

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

Dissolution of Partnership: The Partnership will terminate on December 31, 2022 or at an earlier date if certain conditions occur, including a decline in aggregate net assets to less than $250,000, a decline in the net asset value per unit as of the end of any month to less than $25, or under certain other circumstances, as set forth in the Limited Partnership Agreement.
Newly issued accounting standards: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) was issued. The Company adopted SFAS 133 during 1998. The impact on the Company's financial position and results of operations was not material.

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

NOTE 2.  General Partner

For the fiscal years ended December 31, 1996 and 1997, the General Partner has been Rodman & Renshaw Futures Management, Inc. Effective April 1998, the General Partner became a wholly owned subsidiary of Rosenthal Collins Group, L.P. (Rosenthal Collins). In April 1999, the General Partner changed its name to Rosenthal Collins Futures Management, Inc. The General Partner conducts and manages the business of the Partnership and is required by the Limited Partnership Agreement to maintain an investment in the Partnership of at least 1% of the outstanding units in the Partnership. The Limited Partnership Agreement also requires the General Partner to maintain a net worth (as defined in the Limited Partnership Agreement) of not less than 10% of the total contributions to the Partnership.

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

The Partnership pays the FCM (General Partner in 1998) 0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all "give-up" fees, as defined. For the years ended December 31, 1999, 1998 and 1997, brokerage commission expenses totaled $65,702, $89,057 and $136,558, respectively. As of December 31, 1999, brokerage commissions payable to the General Partner were $4,012.

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

NOTE 7.  Deposits With Brokers The Partnership deposits cash and U.S.

Government securities with FCMs subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such brokers. The Partnership earns interest income on its cash deposited with the FCM. At December 31, 1999, $765,695 of partnership assets was held in segregation for the benefit of the Partnership in compliance with federal regulations.

NOTE 8.  Net Income (Loss) Per Unit

The net income (loss) per Limited Partnership unit outstanding throughout each period is the difference between the net asset value per unit at the beginning and end of the period.

NOTE 9. Trading Activities and Related Risks The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). Net trading results from derivatives for the years ended December 31, 1999, 1997 and 1996, are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts. These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according the terms of a contract.

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

The General Partner reviews the trading advisor's market activity on a daily basis and is appraised of general futures market activity on an ongoing basis.