Form 10-Q
period 2000-03-31
GLOBAL OPPORTUNITY FUND LP
filed 2000-05-15
CIK 887724

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON D.C. 20549

                                           FORM 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

                        For the Quarterly period ended March 31, 2000

                             Commission File Number:  0-22640

                             The Global Opportunity Fund L.P.
                  (Exact name of registrant as specified in its charter)

                 Illinois                                       36-3824101
      (State or other jurisdiction of                        (I.R.S Employer
       incorporation or organization)                        Identification No.)


       Registrant's telephone number, including area code:  (312) 460-9200

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes_ X__                          No____

                               The Global Opportunity Fund L.P.

                                            Index


                                                                        Page
Part I - Financial Information

Item 1.   Financial Statements

	Statements of Financial Condition as of
	March 31, 2000 (unaudited) and December 31, 1999                    3

	Statements of Operations (unaudited) for the three
	month periods ended March 31, 2000 and 1999                         4

	Note to Unaudited Financial Statements - March 31, 2000             5

Item 2.  Management's Discussion and Analysis of Financial
	Condition and Results of Operations                                 6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8

                             The Global Opportunity Fund L.P.
                            Statement of Financial Condition


                                                     (Unaudited)
                                                       March 31,  December 31,
                                                        2000         1999

Equity in futures and forward trading accounts:
  Cash                                                 $ 93,695   $ 156,952
  United States Treasury securities, at cost
    plus accrued interest which approximates
    market value                                        486,967     592,151
Net unrealized gain on open contracts                    39,299      16,592
                                                      ---------    --------
           Total equity in futures and
             forward trading account                    619,961     765,695

Other receivable                                            368          32
                                                      ---------   ---------
Total Assets                                          $ 620,329   $ 765,727
                                                      =========   =========

Liabilities and Partners' Capital

Liabilities:
  Accrued administrative expenses                     $  10,118    $ 19,166
  Accrued brokerage commission and fees                   2,866       4,012
  Accrued management fees                                 2,752       3,244
                                                      ---------    ---------
                                                         15,736      26,422

Partners' Capital
  Limited Partners (units outstanding 5,515;
    1999 - 5,765)                                       549,894     675,075
  General Partner (units outstanding : 537)              54,699      64,230
                                                      ---------   ---------
                                                        604,593     739,305
                                                      ---------   ---------
Total Liabilities and Partners' Capital                $620,329    $765,727
                                                      =========   =========

Net Asset Value per Unit - Limited Partners            $  99.90    $ 117.10

Net Asset Value per Unit - General Partners            $ 101.86    $ 119.61

See Note to Unaudited Financial Statements

                            The Global Opportunity Fund L.P.
                               Statement of Operations
                                    (Unaudited)

                                                           Three Months Ended
                                                                March 31,
Income                                                      2000         1999

Trading profit/(loss):
  Realized                                               $(108,143)    $(10,163)
  Change in unrealized                                      22,707       18,170
  Foreign currency gain/(loss)                              (1,214)        (272)
                                                           --------     --------
     Total trading profit (loss) and foreign
       currency gain/(loss)                                (86,650)       7,735

Interest Income                                              8,873       10,146
                                                           --------     --------
Total Income                                               (77,777)      17,881

Expenses
Brokerage commissions                                     $ 11,961     $ 17,498
Management fees                                              2,752        2,535
Other administrative expenses                               15,000       18,000
                                                           --------     -------
                                                            29,713       38,033
                                                           --------     --------
Net Income/(Loss)                                        $(107,490)    $(20,152)
                                                           ========     ========
Net Income/(Loss) Allocated To:
  Limited Partners                                        $(97,959)    $(18,670)
                                                           ========     ========

  General Partners                                        $ (9,531)    $ (1,482)
                                                           ========     ========

Net Income/(Loss) per unit outstanding for entire period
  Limited Partners                                         $(17.20)     $ (2.70)
                                                           ========     ========
  General Partners                                         $(17.75)     $ (2.76)
                                                           ========     ========


See Note to Unaudited Financial Statements

                                   The Global Opportunity Fund L.P.

                                Note to Unaudited Financial Statements
                                           March 31, 2000


Note - Basis of Presentation

     The unaudited financial statements of The Global Opportunity Fund L.P. (the "Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included.
For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $27,219 from redemptions of units during the quarter ended March 31, 2000.


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

     The fund experienced a trading loss of $86,650 for the first quarter of 2000 versus a gain of $7,735 for the same period last year.

     During the first three months of 2000, net loss was $107,490 compared to a net loss of $20,152 for the same period last year.

     At March 31, 2000 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

     The decline in brokerage commissions is due to less dollar volume in trading. The decline in management fees, which are based on the Net Asset Value, was due to redemptions, which resulted in lower net assets of the Fund. There were no incentive fees because of the loss during this quarter.

     The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.


Part II - Other Information


Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended March 31, 2000.

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



                               The Global Opportunity Fund L.P.
                                         (Registrant)





By:  Rosenthal Collins Futures Management, Inc., General Partner



By:  ______________________________________
      J. Robert Collins, President


Date:  April 15, 2000