Form 10-Q
period 2000-06-30
GLOBAL OPPORTUNITY FUND LP
filed 2000-08-14
CIK 887724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly period ended June 30, 2000

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


                        Yes_ X__                 No____

                       The Global Opportunity Fund L.P.


                                     Index




                                                                       Page

Part I - Financial Information

Item 1.   Financial Statements

  Statements of Financial Condition
  as of June 30, 2000 (unaudited) and December 31, 1999                   3

  Statements of Operations (unaudited) for the three
  month and six month periods ended June 30, 2000
  and 1999                                                                4

  Note to Unaudited Financial Statements - June 30, 2000                  5

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8
Part I. Financial Information
 Item 1. Financial Statements

                     The Global Opportunity Fund L.P.
                     Statement of Financial Condition
                             (Unaudited)

                                                          June 30  December 31
                                                           2000        1999
 Assets

 Equity in futures and forward trading accounts:
     Cash                                               $   81,101  $  156,952
     United States Treasury securities, at cost
        plus accrued interest which approximates            493,64     592,151
        market value
     Net unrealized gain on open contracts                   18,39      16,592

          Total equity in futures and forward trading
               account                                      593,13     765,695

 Other receivable                                               40          32



 Total Assets                                           $  593,539  $  765,727




 Liabilities and Partners' Capital

 Liabilities:
     Accrued administrative expenses                    $   16,255  $   19,166
     Accrued brokerage commission and fees                    2,80       4,012
     Accrued management fees                                  2,67       3,244

                                                             21,73      26,422

 Partners' Capital
     Limited Partners (units outstanding
           2000-5,515; 1999-5,765)                          517,96     675,075
     General Partner (units outstanding : 2000 and
           1999 - 537)                                       53,84      64,230

                                                            571,80     739,305


                                                           $593,53    $765,727




 Net Asset Value per Unit - Limited Partners            $    93.91  $   117.10

 Net Asset Value per Unit - General Partners            $   100.26  $   119.61





 See Notes to the unaudited financial statements




The Global Opportunity Fund L.P.

Statement of Operations

(unaudited)



                                     Three Months Ended  Six Months Ended
                                          June 30,           June 30,
                                      2000     1999     2000       1999
 Income

 Trading profit/(loss):
      Realized                         $35,388 $ 15,622  $(72,755   $45,611
      Change in unrealized            (20,909)   68,558      1,79  (59,657)
 Foreign currency (loss)               (3,518)    (294)    (4,732   (8,929)

          Total trading profit and
           foreign currency (loss)      10,961   83,886   (75,689  (22,975)

 Interest Income                         8,095   10,101     16,96    33,513


 Total Income                           19,056   93,987   (58,721    10,538

 Expenses

 Brokerage commissions                 $10,974 $ 17,659    $22,93   $50,851
 Management fees                         2,672    3,134      5,42    10,785
 Incentive fees                              -    7,021               2,952
 Other administrative expenses          15,000   18,000     30,00    36,000

                                        28,646   45,814     58,36   100,588


 Net Income/(Loss)                    $(9,590) $ 48,173 $(117,081 $(90,050)




 Net Income/(Loss) Allocated To:
     Limited Partners                 $(8,732) $ 46,049 $(106,691 $(85,593)



     General Partners                  $ (859) $  2,124  $(10,390  $(4,457)




 Net Income/(Loss) per unit
outstanding for entire period
     Limited Partners                 $ (1.58)  $  6.57  $ (18.77  $ (8.19)
     General Partners                 $ (1.60)  $  3.96  $ (19.35  $ (8.30)







 See Notes to the unaudited financial statements


                       The Global Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                                 June 30, 2000


Note - Basis of Presentation

     The unaudited financial statements of The Global Opportunity Fund L.P. (the _Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.





































Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $50,415 from redemptions of units during the six months ended June 30, 2000.


Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as _daily price fluctuation limits_ or _daily limits_. During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded contracts through April 24, 1998 was Rand Financial Services and after that date the counter party was Rosenthal Collins Group. For over-the-counter contracts, the counterparty was Rand Financial Services through April 24, 1998 and Rosenthal Collins Group thereafter.


Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.

     The fund experienced a trading gain of $10,961 for the second quarter of 2000 versus a gain of $83,886 for the same period last year.

     During the second quarter of 2000, the Fund's net loss was $9,590 compared to net income of $48,173 for the same period last year.

     At June 30, 2000 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

    The decline in brokerage commissions is due to less dollar volume in trading. Management fees, which are based on the Net Asset Value, decreased due to redemptions, which resulted in lower net assets of the Fund. There were no incentive fees because of the loss during this quarter.

     The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.


Part II - Other Information


Item 3.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended June 30, 2000.














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


Date:  July 15, 2000