Form 10-Q
period 2000-09-30
GLOBAL OPPORTUNITY FUND LP
filed 2000-11-14
CIK 887724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the Quarterly period ended September 30, 2000

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


                        Yes_ X__                 No____



















                                  Page 1 of 9



                                       1



                       The Global Opportunity Fund L.P.


                                     Index


                                                                   Page

Part I - Financial Information

Item 1.   Financial Statements

     Statements of Financial Condition
     as of September 30, 2000 (unaudited)and December 31, 1999       3

     Statements of Operations (unaudited) for the three
     month and nine month periods ended September 30, 2000
     and 1999                                                        4

     Note to Unaudited Financial Statements - September 30, 2000     5

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            6-7

Part II - Other Information                                          8

Item 3.  Exhibits and Reports on Form 8-K                            8

Signatures                                                           9





























                                       2




Part I. Financial Information
 Item 1. Financial Statements

                    The Global Opportunity Fund L.P.

Statement of Financial Condition

                                                     (Unaudited)
                                                     September 30  December 31
                                                                   1999
 Assets                                                      2000

 Equity in futures and forward trading accounts:
     Cash                                            $    177,960  $    156,952
     United States Treasury securities, at cost
        plus accrued interest which approximates          298,507       592,151
        market value
     Net unrealized gain/(loss) on open contracts         (3,815)        16,592

          Total equity in futures and forward
trading account                                           472,651       765,695

 Cash at Bank                                                  -             -

 Other receivable                                             811            32


 Total Assets                                        $    473,462  $    765,727




 Liabilities and Partners' Capital

 Liabilities:
     Accrued administrative expenses                 $     18,105  $     19,166
     Accrued brokerage commission and fees                  2,707         4,012
     Accrued management fees                                   -          3,244
     Accrued incentive fees                                 2,544            -

                                                           23,356        26,422

 Partners' Capital
     Limited Partners (units outstanding 2000-4,978;
       1999-5,765)                                        405,421       675,075
     General Partner (units outstanding 2000 - 537;
1999
        - 537)                                             44,685        64,230

                                                          450,105       739,305


 Total Liabilities and Partners' Capital             $    473,462  $    765,727




                                       3



 Net Asset Value per Unit - Limited Partners         $      81.44  $     117.10




 Net Asset Value per Unit - General Partners         $      83.21  $     119.61



See Notes to the unaudited financial statements



                             The Global Opportunity Fund L.P.
                              Statement of Operations
                                (unaudited)



                                     Three Months Ended     Nine Months Ended
                                       September 30,            September 30,
                                      2000       1999          2000       1999
 Income

 Trading profit/(loss):
  Realized                        $ (55,428) $    92,398   $(128,184) $ 97,857
  Change in unrealized              (22,205)     (38,495)    (20,407)   48,232
 Foreign currency gain/(loss)        (1,066)      (2,142)     (5,797)   (2,708)

      Total trading profit and
foreign currency gain/(loss)        (78,699)      51,761    (154,388)  143,381

 Interest Income                      7,166       10,142      24,134    30,389


 Total Income                       (71,533)      61,903    (130,254)  173,770

 Expenses

 Brokerage commissions            $   8,533  $    16,592   $  31,468  $ 51,749
 Management fees                        651        3,663       6,076     9,331
 Incentive fees                       2,544        6,872       2,544    13,893
 Other administrative expenses        9,000       16,000      39,000    52,000

                                     20,728       43,127      79,088   126,973


 Net Income/(Loss)                $ (92,261) $    18,776   $(209,342) $ 46,797

 Net Income/(Loss) Allocated To:
   Limited Partners               $ (83,106) $    15,117   $(189,797) $ 43,137
   General Partners               $  (9,155) $     3,659   $ (19,545) $  3,659

 Net Income/(Loss) per unit
  outstanding for entire period
   Limited Partners               $  (16.89) $      2.77   $  (35.66) $   6.64
   General Partners               $  (17.05) $      2.86   $  (36.40) $   6.82





                       See Notes to the unaudited financial statements








































                                       5







                       The Global Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                              September 30, 2000


Note - Basis of Presentation

     The unaudited financial statements of The Global Opportunity Fund L.P. (the _Partnership_) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.





























Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Capital Resources
                                       6




     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $29,441 from redemptions of units during the quarter ended September 30, 2000.


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

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.
     The fund experienced a trading loss of $78,699 for the third quarter of 2000 versus a gain of $51,761 for the same period last year.
     During the third quarter of 2000, trading operations loss $92,261 compared to a gain of $18,776 for the same period last year.
     At September 30, 2000 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.
    The decline in brokerage commissions is due to less dollar volume in trading. Management fees, which are based on the Net Asset Value, decreased due to redemptions, which resulted in lower net assets of the Fund. Incentive fees are a direct reflection of the profit/(loss) during this quarter. Due to the significant losses, trading manager were changed on August 1 from Willowbridge Associates to Crossbow Capital Management

     The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.

  Part II - Other Information


  Item 3.  Exhibits and Reports on Form 8-K

       No reports were filed on Form 8-K during the three months ended September 30, 2000.

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


  Date:  October 20, 2000