Form 10-K
period 2000-12-31
GLOBAL OPPORTUNITY FUND LP
filed 2001-03-26
CIK 887724

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended:  December 31, 2000

                        Commission File Number:  0-22640

                       The Global Opportunity Fund L. P.
             (Exact name of registrant as specified in its charter)

                Illinois                               36-3824101
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                 c/o Rosenthal Collins Futures Management, Inc.
                         216 W. Jackson Blvd. Suite 300
                               Chicago, IL  60606
                    (Address of principal executive offices)



Registrant's telephone number, including area code:  (312) 460-9200

Indicate by check mark whether the registrant (1) filed all reports required to be file by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes  X                          No ___

The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

The prospectus included in the partnership's registration statement, Form S-18, No. 0-22640 is incorporated by reference into Part IV of this Form 10-K.









                               Page 1 of 10 pages
           An Index to Exhibits required by Item 14 is found at page 9





                                     PART I

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


Rosenthal Collins Futures Management, Inc., a Delaware corporation wholly owned by Rosenthal Collins Group LLC., is the General Partner of the Partnership. In April of 1999 Rosenthal Collins Group, an Illinois Limited Partnership, ("the broker"), was enlisted to act as the commodity clearing firm for the Partnership and it performs various administrative services for the fund. Services performed for the Partnership by the commodity broker or the General Partner under the terms of the Customer and the Limited Partnership Agreements, include the following:

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


The Trading Manager responsible for selecting commodity transactions during 2000 was Crossbow Capital Management and Willowbridge. On July 26, 2000 after significant losses the contract with Willowbridge was terminated and replaced with Crossbow Capital Management. Campbell and Co., Willowbridge, Telesis, and Timetech were trading advisors for the Partnership in past years. The Trading Manager is not affiliated with Rosenthal Collins Futures Management or with Rosenthal Collins Group. For their services, the Trading Manager received a management fee equal to an annual two percent of the month end net assets, after commissions and charges, based on the portion of Fund equity allocated to the Trading Manager. The Fund pays a quarterly incentive fee based on new appreciation on Partnership assets, which includes the Partnership's interest income. Such quarterly incentive fee equals 25% of trading profits attributed the Trading Manager. If the fund should incur net losses subsequent to any such payment to the Trading Manager, the Trading Manager shall be entitled to retain amounts previously paid by the Fund; In 2000 $8,552 in incentive fees were paid to Crossbow Capital Management.

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


(b)  Holders


As of December 31, 2000, there were 50 holders of the Limited Partner Units. 5,301 units were outstanding on this date, including 537 units of General Partnership interest.


(c)  Dividends


There were no dividends or distributions made in respect of the Units and any future distributions will only be made at the discretion of the General Partner.

Item 6.  Selected Financial Data


The following page contains a summary of selected consolidated financial data for the Partnership for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996.







                            2000      1999       1998      1997       1996
 Income:


 Trading profit (loss)
   Realized                $(124,190)
                                     $  61,284
                                                $ 263,363
                                                          $ 199,213
                                                                     $ 567,853
   Change in Unrealized          636
                                         8,472
                                                  (53,196)
                                                             48,261
                                                                      410,296)
   Foreign currency gain
  (loss)                      (5,797)
                                        (2,631)
                                                   (8,145)
                                                             (8,271)
                                                                       (2,210)
                           ---------------------------------------------------
   Total trading P/L &
    foreign currency       $(129,351)
                                     $  67,125
                                                $ 202,022
                                                          $ 239,203
                                                                     $ 155,347


 Interest Income              30,970
                                        39,516
                                                   58,794
                                                             78,133
                                                                        80,090
                           ---------------------------------------------------






   Total Income            $ (98,381)
                                     $ 106,641
                                                $ 260,817
                                                          $ 317,336
                                                                     $ 235,437


 Expenses:
   Brokerage commissions      40,298
                                        65,702
                                                   89,057
                                                            136,558
                                                                       171,730
   Management Fees             6,076
                                        12,576
                                                   17,083
                                                             36,255
                                                                        58,757
   Incentive fees              8,552
                                        13,893
                                                   11,890
                                                             68,959
                                                                        45,273
   Administrative expenses    48,000
                                        67,000
                                                   72,000
                                                             80,037
                                                                        68,030
                           ---------------------------------------------------
   Total Expenses          $ 102,926
                                     $ 159,171
                                                $ 190,030
                                                          $ 321,809
                                                                     $ 343,790
                           ---------------------------------------------------
 Net Income (Loss)         $(201,307)
                                     $ (52,530)
                                                $  70,786
                                                          $  (4,473)$(108,353)
                           ===================================================
 Total Assets              $ 491,864
                                     $ 765,727
                                                $ 975,077
                                                          $1,554,642$2,122,244
                           ===================================================
 Total Liabilities         $  51,463
                                     $  26,422
                                                $  34,843
                                                          $  49,916
                                                                     $  87,746


 Partners' Capital
   Limited Partners
   Units                       4,764
                                         5,765
                                                    6,927
                                                             12,485
                                                                        17,363
   Value                   $ 394,918
                                     $ 675,075
                                                $ 871,265
                                                          $1,441,460$1,970,331


   General Partner (537
   Units)                     45,483
                                        64,230
                                                   68,969
                                                              63,266    64,167
                           ---------------------------------------------------
 Total Partners' Capital   $ 440,401
                                     $ 739,303
                                                $940,234  $1,504,726$2,034,498
                           ===================================================
 Total Liabilities &
  Partners' Capital        $ 491,864
                                     $ 765,727
                                                $975,077  $1,554,642$2,122,244


 Net Asset Value per Unit
 - Limited Partners        $   82.90
                                     $  117.10
                                                $ 125.78  $  115.46
                                                                     $  117.10
 Net Asset Value per Unit
 - General Partner         $   84.70
                                     $  119.61
                                                $ 128.43  $  117.81
                                                                     $  119.49


 Net Income(Loss) per
 Limited Partner Unit      $  (34.20)
                                     $   (8.29)
                                                $  10.32  $   (1.64)
                                                                     $   29.13
 Net Income(Loss) per
 General Partner Unit      $  (34.91)
                                     $   (8.82)
                                                $  10.62  $   (1.68)
                                                                     $   29.70






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

Market and Credit Risk


The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign future contracts, and forward contracts (collectively, derivatives). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased an unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid.

It is believed that credit risk is minimal as no borrowing has been conducted in the name of the Partnership. Between Twenty-five and Thirty percent of assets are used for speculative purposes on exchange traded futures contracts.
 The commodity trading advisor engaged by the partnership typically utilizes between 15% to 20% leverage as part of risk management in its trading strategy.

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

Results of Operations


Trading operations posted a loss of $129,351 for the year ended December 31, 2000 as compared to a net gain of $67,125 in 1999 and a net gain of $202,022 in 1998. The majority of profits were made in long positions in stock market indices as well as long positions in the energy complex.



Fund units may be redeemed on a monthly basis. During the fiscal year ending December 31, 2000, 1,001 units with a total value of $97,597 were redeemed. During fiscal year 1999 redeemed units equaled 1,162 with a value of $148,399.
 There were 6,095 units redeemed in 1998 for a total of $635,279.

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






During the past year, two trading advisor acted as the Partnership's Trading Manager, pursuant to the Management Contracts described in "Item 1. Business."
 For the year ended December 31, 2000. Willowbridge was paid $6,076 in management fees and Crossbow Capital was paid $8,552 in incentive fees. For the year ended December 31, 2000 Rosenthal Collins Futures Management, Inc. has been paid $31,837 in brokerage fees, and Rosenthal Collins Group has been paid $8,461 in brokerage clearing commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


(a)  Security Ownership of Certain Beneficial Owners


None of the two trading Managers owned units in the Partnership during 2000. On December 31, 2000 Rosenthal Collins Futures Management, Inc., the General Partner owned 10.33% of the Fund while Limited Partners Donald Christensen owned 9.07%, Roland Groome owned 9.07% and Kayser & Company owned 5.44%.


(b)  Security Ownership of Management


Under the terms of the Limited Partnership agreement, the Partnership's affairs are managed by the General Partner and the Trading Manager has discretionary authority over the Partnership's commodity investments. As of December 31, 2000 the General Partner's interest in the Partnership was worth $45,483.


(c) Changes in Control


The Fund's General Partner is Rosenthal Collins Futures Management, Inc., a Delaware corporation. The General Partner was a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. until April 24, 1999 when it was sold to Rosenthal Collins Group, L.P., an Illinois Limited Partnership. Rosenthal Collins Group, L.P. is a registered Futures Commission Merchant and has served as the clearing broker for The Global Opportunity Fund, L.P. since April 24, 1999. Prior to that date, Rand Financial Services was the clearing broker for the Fund. In March of 2000, Rodman & Renshaw Futures Management Inc. changed its business name to Rosenthal Collins Futures Management, Inc.




J. Robert Collins is a General Partner of Rosenthal Collins Group and is the President of Rosenthal Collins Futures Management, Inc., the General Partner of The Global Opportunity Fund, L.P.


During 2000, Willowbridge was the Trading Manager from January 1 thru July 26.On August 1, Crossbow Capital Management became Trading Manager. The Trading Managers does not have any affiliations with the General Partner, Rosenthal Collins Futures Management, or with Rosenthal Collins Group.



Item 13.  Certain Relationships and Related Transactions



Refer to Item 12, section (c)


The General Partner, Rosenthal Collins Futures Management, Inc., is a Corporation wholly owned by Rosenthal Collins Group.


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



c.  Power of Attorney (attached to the Prospectus as Exhibit B)



d.  Request for Redemption (attached to the Prospectus as Exhibit D)


     (10)  Material Contracts



a.  Brokerage Agreement between the Partnership and Rosenthal Collins Group,
LLC.

Advisory contract between Registrant and Campbell and Co.

Advisory contract between Registrant and Willowbridge.

Advisory contract between Registrant and Telesis.

Advisory contract between Registrant and Timetech.

Advisory contract between Registrant and Crossbow.


(b)  Reports on Form 8-K














                                INDEX OF EXHIBITS


               (The following exhibits have been previously filed)

Exhibit
Number




        Description


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

10.01 Customer Agreement between Registrant and Rosenthal Collins Group



10.02 Advisory contract between Registrant and Campbell and Co.

10.03
      Advisory contract between Registrant and Willowbridge.

10.04
      Advisory contract between Registrant and Telesis.

10.05 Advisory contract between Registrant and Timetech.
















                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of
Chicago and State of Illinois on the         day of              , 2000.


THE GLOBAL OPPORTUNITY FUND, L.P.      STATE OF ILLINOIS
                                         COUNTY OF COOK
By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.

                                         SUBSCRIBED and SWORN to before me

                                          this           day of 2000


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


By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC. STATE OF ILLINOIS
 General Partner of the Registrant            COUNTY OF COOK

                                              SUBSCRIBED and SWORN to before
                                              me this     day of  ____    2000



            By J. Robert Collins
                    President








(the above signatories being the principal executive officer of Rosenthal Collins Futures Management, Inc.)








                       The Global Opportunity Fund, L.P.
                       (An Illinois Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS





            Pages

Report of Independent Accountants                                       F-2

Financial Statements:
  Statements of Financial Condition,                                    F-3
     December 31, 2000 and 1999

  Statements of Operations for                                          F-4
     the years ended December 31, 2000, 1999, and 1998

  Statements of Changes in Partners' Capital for                        F-5
     the years ended December 31, 2000, 1999, and 1998

  Notes to Financial Statements                                     F-6/F-8



Schedules are omitted because they are inapplicable or equivalent information has been included elsewhere herein.







                          INDEPENDENT AUDITOR'S REPORT


To the Partners
The Global Opportunity Fund, L.P.
Chicago, Illinois

We have audited the accompanying statements of financial condition of the Global Opportunity Fund, L.P. as of December 31, 2000 and 1999, and the related statements of operations and changes in partners' capital for each of the three years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Both current and former management have refused to provide written representations as to their responsibility for the fair presentation of the financial statements and other matters which could materially affect the amounts and classification of items included in the statements of operations and changes in partners' capital for the year ended December 31, 1997. Such representations are required under generally accepted auditing standards. Since the current and former management of the Global Opportunity Fund have refused to provide written representations, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements for the year ended December 31, 1997.

In our opinion, the 2000 and 1999 financial statements referred to above represent fairly, in all material respects, the financial position of the Global Opportunity Fund, L.P. as of December 31, 2000 and 1999, and the results of its operations and changes in its net assets for each of the two years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

Chicago, Illinois
January 12, 2001




THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION
December 31, 2000 and 1999

                                                         2000      1999
ASSETS

Equity in broker trading accounts:
  Cash                                                    $473,103   $156,952
  U.S. Government securities, at market value,
  cost 1999 $578,494                                          -       592,151
  Unrealized gain on open contracts                         17,228     16,592
                                                          -------------------
       Deposit with broker                                 490,331    765,695

Interest receivable                                          1,533         32
                                                          -------------------
                                                          $491,864   $765,727
                                                          =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accrued administrative expenses                         $ 22,605   $ 19,166
  Accrued brokerage commissions and fees                     2,565      4,012
  Accrued management fees                                       -       3,244
  Accrued incentive fees                                     8,552         -
                                                          -------------------
    Total liabilities                                       33,722     26,422
                                                          -------------------
Partners' Capital
  Limited Partners (units outstanding: 2000 - 4,764,
  1999 - 5,765)                                             412,659
                                                                      675,075
  General Partner (units outstanding: 2000 and 1999 - 537)
                                                             45,483
                                                                       64,230
                                                          -------------------
                                                            458,142
                                                                      739,305
                                                          -------------------
                                                          $ 491,864
                                                                     $765,727
                                                          ===================


The accompanying notes are an integral part of these financial statements.






THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS
Year Ended December 31, 2000, 1999 and 1998

                                                  2000      1999      1998

Income:

  Trading gain (loss):
    Realized                                   $(124,190)$ 61,284  $263,363
    Change in unrealized                             636    8,472   (53,196)
    Foreign currency(loss)                        (5,797)   (2,631)  (8,145)
                                               ----------------------------
       Gain (loss) from trading                 (129,351)   67,125  202,022
Interest income                                   30,970    39,516   58,794
                                               ----------------------------
       Total income (loss)                       (98,381)  106,641  260,816
                                               ----------------------------
Expenses:
  Brokerage commissions                           40,298   65,702    89,057
  Management fees                                  6,076   12,576    17,083
  Incentive fees                                   8,552   13,893    11,890
  Administrative expenses                         48,000   67,000    72,000
                                               ----------------------------
       Total expenses                            102,926  159,171   190,030
                                               ----------------------------

       Net income (loss)                       $(201,307) $(52,530) $70,786
                                               =============================

Net income (loss) allocated to:
  Limited Partners                             $(182,560) $(47,791) $65,083
                                               ============================
  General Partner                              $ (18,747) $ (4,739) $ 5,703
                                               ============================

Net income (loss) per Limited
Partner unit outstanding throughout each year  $  (34.20) $  (8.29) $ 10.32
                                               ============================
Net income (loss) per General
Partner unit outstanding throughout each year  $  (34.91) $  (8.82) $ 10.62
                                               ============================



The accompanying notes are an integral part of these financial statements.





THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
Years Ended December 31, 2000, 1999 and 1998

                                   Total
                                   Number     General    Limited
                                   of Units   Partner    Partners   Total

Balance, December 31, 1997           13,022   $  63,266  $1,441,460 $1,504,726

  Redemption of 5,558 units of
    Limited Partnership Interest     (5,558)         -     (635,278)
                                                                     (635,278)
  Net income                             -        5,703      65,083    70,786
                                   -------------------------------------------
Balance, December 31, 1998            7,464      68,969     871,265
                                                                      940,234

  Redemption of 1,162 units of
    Limited Partnership Interest     (1,162)         -     (148,399)
                                                                     (148,399)
  Net (loss)                             -       (4,739)    (47,791)
                                                                      (52,530)
                                   -------------------------------------------
Balance, December 31, 1999            6,302      64,230     675,075
                                                                     739,305

  Redemption of 1,001 units of
    Limited Partnership Interest      (1,001)
                                                     -      (97,597)
                                                                      (97,597)
  Net income                             -      (18,747)   (182,560)
                                                                     (201,307)
                                   -------------------------------------------
Balance, December 31, 2000         $  5,301   $  45,483  $  394,918 $ 440,401
                                   ===========================================





                                                         December 31,
                                                         2000       1999



Net asset value per unit, Limited Partners               $ 82.90    $117.10
                                                         ==================
Net asset value per unit, General Partner                $ 84.70    $119.61
                                                         ==================

The accompanying notes are an integral part of these financial statements.




THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

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

The Fund has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

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

Translation gains and losses: The Partnership trades in foreign-denominated contracts. The assets and liabilities related to these activities are translated at the end-of-period exchange rates with the associated profits and losses translated at monthly average exchange rates. The resulting translation gains and losses are immaterial and are recorded in unrealized trading profit
(loss).

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

Note 2.
       General Partner

For the fiscal year ended December 31, 1997, the General Partner had been Rodman & Renshaw Futures Management, Inc. Effective April 1998, the General Partner became a wholly owned subsidiary of Rosenthal Collins Group, L.P. (Rosenthal Collins). In April 1999, the General Partner changed its name to Rosenthal Collins Future Management, Inc. The General Partner conducts and manages the business of the Partnership and is required by the Limited Partnership Agreement to maintain an investment in the Partnership of at least 1% of the outstanding units in the Partnership. The Limited Partnership Agreement also requires the General Partner to maintain a net worth (as defined in the Limited Partnership Agreement) of not less than 10% of the total contributions to the Partnership.

Note 3.
       Operating Expenses

Brokerage commissions payable to the respective FCM or General Partner include other trading fees and are charged based on a percentage of partnership net assets. Also, the Partnership incurs ongoing legal, accounting and administrative costs.

Note 4.
       Related Party Transactions

In 1997 and through April 1998, an unaffiliated FCM was the broker. Effective May 1998, Rosenthal Collins became the Partnership's FCM.







The Partnership pays the FCM (General Partner in 1998) 0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all "give-up" fees, as defined. For the years ended December 31, 2000, 1999 and 1998, brokerage commission expenses totaled $40,298, $65,702 and $89,057, respectively. As of December 31, 2000, brokerage commissions payable to the General Partner were $2,566.

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

The Trading Manager responsible for selecting commodity transactions during 2000 was Crossbow Capital Management and Willowbridge. On July 26, 2000, after significant losses, the contract with Willowbridge was terminated and replaced with Crossbow Capital Management.

For their services, Willowbridge received a monthly management fee of 0.166 of 1% of month-end Net Assets (as defined) allocated to them (2% annual rate).

Quarterly incentive fees equal to 20% for Willowbridge and 25% for Crossbow based on any new trading profit, as defined, generated by each CTA, considered individually, are paid to the respective CTA. Such payments are also made in respect of units redeemed as of the interim months during a quarter, to the extent of respective percentages of any such new trading profit attributable to such units.

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

Note 7.
       Deposits With Brokers

The Partnership deposits cash and U.S. Government securities with FCMs subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such brokers. The Partnership earns interest income on its cash deposited with the brokers. At December 31, 2000, $473,103 of Partnership assets were held in segregation for the benefit of the Partnership in compliance with federal regulations.

Note 8.
       Net Income (Loss) Per Unit

The net income (loss) per Limited Partnership unit outstanding throughout each period is the difference between the net asset value per unit at the beginning and end of the period.

Note 9.
       Trading Activities and Related Risks

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). Trading gains from derivatives for the years ended December 31, 2000, 1999 and 1998, are reflected in the statement of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts. These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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