Form 10-Q
period 2001-03-31
GLOBAL OPPORTUNITY FUND LP
filed 2001-05-14
CIK 887724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 2001

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


               Yes_ X__                 No____



















Page 1 of  8

                        The Global Opportunity Fund L.P.

                                     Index




                                                                       Page

Part I - Financial Information

Item 1.   Financial Statements

       Statements of Financial Condition as of
       March 31, 2001 and December 31, 2000                               3

       Statements of Operations for the three
       month periods ended March 31, 2001 and 2000                        4

       Note to Unaudited Financial Statements - March 31, 2001            5

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8

Part I. Financial Information
 Item 1. Financial Statements

                 The Global Opportunity Fund L.P.
                 Statement of Financial Condition


                                                   March 31,   December 31,
                                                   2001        2000

Assets
 Equity in futures and forward trading accounts:
     Cash                                           $ 415,257     $ 473,103
     Net unrealized gain on open contracts             41,435        17,228

          Total equity in futures and forward
             trading accounts                         456,692       490,331

 Other receivable                                       1,828         1,533


 Total Assets                                       $ 458,520     $ 491,864




 Liabilities and Partners' Capital

 Liabilities:
     Accrued administrative expenses                $  16,605    $   22,604
     Accrued brokerage commission and fees              2,448         2,566
     Accrued incentive fees                             1,912         8,552

                                                       20,965        33,722

 Partners' Capital
   Limited Partners (units outstanding March 31,      392,363       412,659
     2001-4,764; December 31, 2000-4,978)
   General Partner  (units outstanding :  537)         45,192        45,483

                                                      437,555       458,142


 Total Liabilities and Partners' Capital            $ 458,520     $ 491,864




 Net Asset Value per Unit - Limited Partners       $    82.36        $82.90




 Net Asset Value per Unit - General Partners       $    84.16   $     84.70

The Global Opportunity Fund L.P.
Statement of Operations
 (unaudited)



                                     Three Months Ended
                                     March 31,
                                      2001         2000
Revenues

Trading profit/(loss):
   Realized                            $  (15,332)  $(108,143)
   Change in unrealized                     24,207      22,707
   Foreign currency gain/(loss)                  -     (1,214)

     Total trading profit and
       foreign currency gain/(loss)          8,875    (86,650)

Interest Income                              5,622       8,873


     Total Revenue                          14,497    (77,777)

Expenses

Brokerage commissions                     $  7,931    $ 11,961
Management fees                                  -       2,752
Incentive fees                               1,912           -
Other administrative expenses                7,500      15,000

                                            17,343      29,713


Net Income/(Loss)                         $(2,846)  $(107,490)




Net Income/(Loss) Allocated To:
  Limited Partners                        $(2,555)  $ (97,959)



  General Partners                       $   (291)    $(9,531)




Net Income/(Loss) per unit
outstanding for entire period
   Limited Partners                      $  (0.54)    $(17.20)

   General Partners                      $  (0.54)     $(17.75






See note to the unaudited financial statements

                        The Global Opportunity Fund L.P.
                     Note to Unaudited Financial Statements
                                 March 31, 2001


Note - Basis of Presentation

     The unaudited financial statements of The Global Opportunity Fund L.P.
(the `
     `Partnership) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal reoccurring adjustments, necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. There were no redemptions of units during the three months ended March 31, 2001.


Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as `
`daily price fluctuation limits'
                                ' or `
                                      `daily limits'
                                                    '.  During a single trading
day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded contracts and over-the-counter contracts was Rosenthal Collins Group, L.P.

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.

     In the three month period ending March 31, 2001 the fund experienced a trading gain of $8,875 for the first quarter of 2001 versus a loss of $86,650 for the same period last year.

     During the first three months of 2001, trading operations loss $2,846 compared to a loss of $107,490 for the same period last year.

     At March 31, 2001 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded contracts.

    The decline in brokerage commissions is due to less dollar volume in trading. Due to the significant losses, trading manager were changed on August 1, 2000 from Willowbridge Associates to Crossbow Capital Management. No management fees are paid to the new trading manger in accordance with the terms of the management agreement.

     The difference in General Partner and Limited Partner unit values is due to the Limited Partners' capital accounts initially having been charged $2 per unit for organization and offering expenses whereas the General Partner's capital account was not charged.


Part II - Other Information

Item 1.  Legal proceedings

     None

Item 2.  Change in Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

              No reports were filed on Form 8-K during the three months ended March 31, 2001.

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


Date:  April 23, 2001