Form 10-Q
period 2001-06-30
GLOBAL OPPORTUNITY FUND LP
filed 2001-08-15
CIK 887724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly period ended June 30, 2001

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


                        Yes _X__                 No____

                       The Global Opportunity Fund L.P.


                                     Index




                                                                       Page

Part I - Financial Information

Item 1.   Financial Statements

  Statements of Financial Condition
  as of June 30, 2001 and December 31, 2000                               3

  Statements of Operations for the three
  and six month periods ended June 30, 2001
  and 2000                                                                4

  Note to Unaudited Financial Statements - June 30, 2001                  5

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8

Part I. Financial Information
 Item 1. Financial Statements

                   The Global Opportunity Fund L.P.
                   Statement of Financial Condition
                           (Unaudited)

                                                     June 30     December 31
 Assets                                                 2001        2000
                                                     ----------  ----------
 Equity in futures and forward trading accounts:
     Cash                                            $  419,123  $  473,103
     Net unrealized gain on open contracts                9,788      17,228
                                                     ----------  ----------
          Total equity in futures and forward
            trading accounts                            428,911     490,331

 Other receivable                                         1,242       1,533
                                                     ----------  ----------
 Total Assets                                        $  430,153  $  491,864
                                                     ==========  ==========
 Liabilities and Partners' Capital

 Liabilities:
     Accrued administrative expenses                 $   19,605  $   22,605
     Accrued brokerage commission and fees                2,169       2,566
     Accrued incentive fees                                 616       8,552
                                                     ----------  ----------
                                                         22,390      33,722
 Partners' Capital
     Limited Partners (units outstanding June 30,
       2001-4,569; December 31, 2000-4,764)             364,039     412,659
     General Partner  (units outstanding :  537)         43,724      45,483
                                                     ----------  ----------
                                                        407,763     458,142
                                                     ----------  ----------
 Total Liabilities and Partners' Capital             $  430,153  $  491,864
                                                     ==========  ==========
 Net Asset Value per Unit - Limited Partners         $    79.68  $    82.90
                                                     ==========  ==========
 Net Asset Value per Unit - General Partners         $    81.42  $    84.70
                                                     ==========  ==========
             See notes to the unaudited financial statements

                  The Global Opportunity Fund L.P.
                     Statement of Operations
                          (unaudited)



                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
 Revenues                                  2001      2000     2001      2000

 Trading profit/(loss):
      Realized                          $  27,363 $ 35,388 $  12,032 $(72,755)
      Change in unrealized               (31,646)  (20,909)  (7,440)    1,798
 Foreign currency gain/(loss)                 -     (3,518)      -     (4,732)
          Total trading profit and      --------  -------- --------  --------
           foreign currency gain/(loss)   (4,283)   10,961    4,592   (75,689)

 Interest Income                           4,180     8,095    9,802    16,968
                                        --------  -------- --------  --------
 Total Revenue                              (103)   19,056   14,394   (58,721)

 Expenses

 Brokerage commissions                     7,672    10,974   15,603    22,935
 Management fees                              -      2,672       -      5,424
 Incentive fees                           (1,296)       -       616        -
 Other administrative expenses             7,500    15,000   15,000    30,000
                                        --------  -------- --------  --------
                                          13,876    28,646   31,219    58,359
                                        --------  -------- --------  --------
 Net Income/(Loss)                      $(13,979) $ (9,590)$(16,825) $(117,080)
                                        ========  ======== ========  =========
 Net Income/(Loss) Allocated To:
     Limited Partners                   $(12,511) $ (8,732)$(15,066) $(106,691)
                                        ========  ======== ========  =========
     General Partners                   $ (1,468) $   (858)$ (1,759) $ (10,389)
                                        ========  ======== ========  =========
 Net Income/(Loss) per unit outstanding
  for entire period
     Limited Partners                   $  (2.68) $  (1.57)$  (3.22) $ (18.77)
                                        ========  ======== ========  =========
     General Partners                   $  (2.74) $  (1.60)$  (3.28) $ (19.35)
                                        ========  ======== ========  =========

See notes to the unaudited financial statements

                       The Global Opportunity Fund L.P.

                    Note to Unaudited Financial Statements
                                 June 30, 2001


Note - Basis of Presentation

     The unaudited financial statements of The Global Opportunity Fund L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $15,813 and $62,995 from redemptions of units during the quarter ended June 30, 2001 and the year ended June 30, 2001, respectively.


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

     In the three month period ending June 30, 2001, the Partnership experienced a trading loss of $4,283 for the second quarter of 2001 versus a gain of $10,961 for the same period last year.

     During the second quarter of 2001, the Partnership lost $13,979 compared to a loss of $9,590 for the same period last year.

     At June 30, 2001 there was no material credit risk exposures exceeding 10% of total assets for either exchange traded or over-the-counter contracts.





    The decline in brokerage commissions is due to less dollar volume in trading. Due to the significant losses, the trading manager was changed on August 1, 2000 from Willowbridge Associates to Crossbow Capital Management. No management fees are paid to the new trading manager in accordance with the terms of the management agreement. Incentive fees are a direct reflection of the profit/(loss) during this quarter.

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

     None.

Item 6.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the six months ended June 30, 2001.

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


Date:  July 10, 2001