Form 10-Q
period 2001-09-30
GLOBAL OPPORTUNITY FUND LP
filed 2001-11-13
CIK 887724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly period ended September 30, 2001

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


               Yes __X__                          No_____




Page 1 of  9









The Global Opportunity Fund L.P.


Index


                                        Page

Part I - Financial Information

Item 1.   Financial Statements

  Statements of Financial Condition
  as of September 30, 2001 and December 31, 2000                          3

  Statements of Operations  for the three and nine
  month periods ended September 30, 2001 and 2000                         4

  Note to unaudited Financial Statements - September 30, 2001             5

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     6

Part II - Other Information                                               7

Item 3.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8






























                                       2





Part I. Financial Information
 Item 1. Financial Statements

The Global Opportunity Fund L.P.
Statement of Financial Condition
 (unaudited)

                                                       September 30 December 31
                                                        2001        2000
 Assets

 Equity in futures and forward trading accounts:
     Cash                                               $345,503    $473,103
     Net unrealized gain on open contracts                28,840      17,228

          Total equity in futures and
            forward trading accounts                     374,343     490,331

 Other receivable                                            833       1,533


 Total Assets                                           $375,176    $491,864




 Liabilities and Partners' Capital

 Liabilities:
     Accrued administrative expenses                    $ 17,183    $ 22,605
     Accrued brokerage commission and fees                 1,898       2,566
     Accrued incentive fees                                   -        8,552
     Redemptions payable                                      -       17,741

                                                          19,081      51,464

 Partners' Capital
     Limited Partners (units outstanding 4,509;
       2000-4,764)                                       317,070     394,918
     General Partner  (units outstanding :  537)          39,024      45,483

                                                         356,094     440,401


 Total Liabilities and Partners' Capital                $375,175    $491,865




 Net Asset Value per Unit - Limited Partners            $  70.32    $  82.90







                                       3




 Net Asset Value per Unit - General Partners            $  72.67    $  84.70





See note to the unaudited financial statements



















































                                       4





The Global Opportunity Fund L.P.
Statement of Operations
 (unaudited)




                                     Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                      2001      2000      2001      2000
 Income

 Trading profit/(loss):
                                     $                   $         $
  Realized                           (51,524)  (55,428)  (39,492)  (128,184)
                                               $

  Change in unrealized                19,052    (22,205) 11,612     (20,407)
 Foreign currency gain/(loss)
                                         -      (1,066)      -      (5,797)

      Total trading profit and
        foreign currency gain/(loss)  (32,472)  (78,699)  (27,880) (154,388)

 Interest Income                        3,082     7,166    12,884    24,134



 Total Income                         (29,390)  (71,533)  (14,996) (130,254)

 Expenses

 Brokerage commissions                $ 6,991   $ 8,533   $22,594   $31,468
 Management fees                          -         651        -      6,076
 Incentive fees                         (616)     2,544        -      2,544
 Other administrative expenses         7,500      9,000    22,500    39,000

                                      13,875     20,728    45,094    79,088


                                      $         $         $         $
 Net Income/(Loss)                   (43,265)  (92,261)  (60,090)  (209,342)




 Net Income/(Loss) Allocated To:
                                      $         $         $         $
     Limited Partners                (38,565)  (83,106)  (53,631)  (189,797)



                                      $         $         $         $
     General Partners                (4,700)   (9,155)   (6,459)   (19,545)




 Net Income/(Loss) per unit
 outstanding for entire period:
                                       5




                                                $         $         $
     Limited Partners                 $ (9.36) (16.89)   (12.58)   (35.66)



                                                $         $         $
     General Partners                 $ (8.75) (17.05)   (12.03)   (36.40)







See note to the unaudited financial statements

The Global Opportunity Fund L.P.

Note to Unaudited Financial Statements
September 30, 2001


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

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Capital Resources

     The purpose of the Partnership is to trade commodity interests; as such, the Partnership does not have, nor does it expect to make, any capital expenditures or have any capital assets that are not operating capital or assets. The Partnership's use of assets is solely to provide necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. The Net Asset Values are calculated and equity reports are reviewed by the General Partner on a daily basis to monitor the trading advisors' activity to maximize the market and credit risks of the Fund. The General Partner also monitors the trading advisors' compliance with investment objectives as set forth in the prospectus. Redemption of additional units in the future will impact the amount of funds available for trading commodity interest. The amount of funds available was reduced by $8,403 and $24,217 from redemptions of units during the three and nine month periods ended September 30, 2001


Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as _daily price fluctuation limits_ or _daily limits_. During a single trading day, no trades may be executed at a price beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally reached the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidation unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not reached the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading of commodity interests, the Partnership's assets are highly liquid and are expected to remain so. The counterparty for all exchange traded contracts and over-the-counter contracts was Rosenthal Collins Group.

Results of Operations

     Given the volatility of the markets in which the Partnership trades, its quarterly results can fluctuate significantly and are not indicative of the expected results for the fiscal year.

     In the three month period ending September 31, 2001, the fund experienced a trading loss of $32,472 for the third quarter of 2001 versus a loss of $78,699 for the same period last year.

     During the third quarter of 2001, the fund experienced a trading loss of $43,265 compared to a loss of $92,261 for the same period last year.

     At September 30, 2001 there was no material credit risk exposure exceeding 10% of total assets for either exchange traded or over-the-counter contracts.

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

     None

Item 4.  Submission of Matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K during the nine months ended September 30, 2001.

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


Date:  October 10, 2001