Form 10-K
period 2001-12-31
GLOBAL OPPORTUNITY FUND LP
filed 2002-03-28
CIK 887724

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended:  December 31, 2001

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

     Rosenthal Collins Futures Management, Inc., a Delaware corporation wholly owned by Rosenthal Collins Group LLC., is the General Partner of the Partnership. In April of 1999, Rosenthal Collins Group, an Illinois Limited Partnership, ("the broker"), was enlisted to act as the commodity clearing firm for the Partnership and it performs various administrative services for the Partnership. Services performed for the Partnership by the commodity broker or the General Partner under the terms of the Customer and the Limited Partnership Agreements, include the following:

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







          The Partnership pays the General Partner, an annual brokerage fee equal to an annual rate of seven and one half percent of the average month-end net assets as a whole, as defined, during the year.

     The Trading Manager responsible for selecting commodity transactions during 2000 was Crossbow Capital Management and Willowbridge. On July 26, 2000, after significant losses, the contract with Willowbridge was terminated and replaced with Crossbow Capital Management. Campbell and Co., Willowbridge, Telesis, and Timetech were trading advisors for the Partnership in past years.
 The Trading Manager is not affiliated with Rosenthal Collins Futures Management, Inc. or with Rosenthal Collins Group, LLC. For their services, the Trading Manager received a management fee equal to an annual two percent of the month end net assets, after commissions and charges, based on the portion of Fund equity allocated to the Trading Manager. The Fund pays a quarterly incentive fee based on new appreciation on Partnership assets, which includes the Partnership's interest income. Such quarterly incentive fee equals 25% of trading profits attributed the Trading Manager. If the fund should incur net losses subsequent to any such payment to the Trading Manager, the Trading Manager shall be entitled to retain amounts previously paid by the Fund; In 2001 no incentive fees were paid to Crossbow Capital Management due to the poor performance of the fund.


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

     (b)  Holders

     As of December 31, 2001, there were 43 holders of the Limited Partner Units. 4,896 units were outstanding on this date, including 537 units of General Partnership interest.

     (c)  Dividends

     There were no dividends or distributions made in respect of the Units and any future distributions will only be made at the discretion of the General Partner.






Item 6.  Selected Financial Data

     The following pages contain a summary of selected consolidated financial data for the Partnership for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                The Global Opportunity Fund Limited Partnership
                          Selected Financial Data

                            2001     2000       1999     1998      1997
Investment income
  Interest                $ 14,566 $  30,970  $ 39,516 $  58,794 $  78,133


    Total income            14,566    30,970    39,516    58,794    78,133

Expenses
  Brokerage commissions     28,910    40,298    65,702    89,057   136,558
   Management Fees              -      6,076    12,576    17,083    36,255
   Incentive fees               -      8,552    13,893    11,890    68,959
   Administrative
     expenses               30,000    48,000    67,000    72,000    80,037

     Total expenses         58,910   102,926   159,171   190,030   321,809


    Net investment (loss)  (44,344)  (71,956) (119,655)(131,236)  (243,676)

Realized and unrealized
gain (loss) from
investments and foreign
currency
    Net realized gain
    (loss) from futures
    trading                (38,859) (124,190)   61,284  263,363    199,213
    Foreign currency
    transactions                -     (5,797)   (2,631)  (8,145)    (8,271)

                           (38,859) (129,987)   58,653  255,218    190,940


Net increase (decrease) in
unrealized appreciation
(depreciation) on -
    Open futures
    positions               (7,834)      636     8,472  (53,196)    48,261

                            (7,834)      636     8,472  (53,196)    48,261


    Net realized and
    unrealized gain
    (loss) from
    investments and
    foreign currency       (46,693) (129,351)   67,125  202,022    239,201


    Net income (loss)
    resulting from        $(91,037)$(201,307) $(52,530)$ 70,786  $  (4,475)
    operations







    operations




 Total Assets             $342,540 $491,864   $765,727  $975,077 $1,554,642

 Total Liabilities        $ 24,096  $51,463   $ 26,422  $ 34,843  $ 49,916























































       The Global Opportunity Fund Limited Partnership
    Selected Financial Data (Cont.)

 Partners' Capital
   Limited Partners
     Units                   4,359    4,764       5,765    6,927    12,485
     Value                 $282,833 $394,918   $675,075 $871,265  $1,441,460

   General Partner (537
  Units)                    35,611   45,483      64,230   68,969    63,266
 Total Partners' Capital   $318,444 $440,401   $739,305 $940,234  $1,504,726

 Total Liabilities &
Partners' Capital          $342,540 $491,864   $765,727 $975,077  $1,554,642

 Net Asset Value per Unit
- Limited Partners         $  64.88 $  82.90   $ 117.10 $ 125.78  $ 115.46
 Net Asset Value per Unit
- General Partner          $  66.31 $  84.70   $ 119.61 $ 128.43  $ 117.81

 Net income (loss)
resulting from operations
per Limited Partner Unit   $(18.02)$(34.20)    $(8.29)  $10.32    $(1.64)
 Net income (loss) in net
assets resulting from
operations per General
Partner Unit               $(18.39) $(34.91)   $(8.82)  $10.62    $(1.68)

See Note 9 in the audited financial states for basis of the net income
(loss) resulting from operations per units calculation.

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

     It is believed that credit risk is minimal as no borrowing has been
conducted in the name of the Partnership.    Between twenty-five and thirty
percent of assets are used for speculative purposes on exchange traded futures contracts. The commodity trading advisor engaged by the partnership typically utilizes between 15% to 20% leverage as part of risk management in its trading strategy

The General Partner has established procedures to actively monitor and minimize market and credit risks. The General Partner reviews the trading advisor's market activity on a daily basis and is appraised of general futures market activity on an ongoing basis. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Results of Operations

     Net realized and unrealized gains (loss) from investments and foreign currency posted losses of $46,693 for the year ended December 31, 2001 as compared to a net loss of $129,351 in 2000 and a net gain of $67,125 in 1999. The majority of profits were made in long positions in stock market indices as well as long positions in the energy complex.

     Fund units are redeemed on a monthly basis. During the fiscal year ending December 31, 2001, 405 units with a total value of $30,919 were redeemed. During fiscal year 2000 redeemed units equaled 1,001 with a value of $97,597. There were 1,162 units redeemed in 1999 for a total of $148,399.

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

     During the past year, two trading advisors acted as the Partnership's Trading Manager, pursuant to the Management Contracts described in "Item 1. Business." For the year ended December 31, 2001, Crossbow Capital was not paid incentive fees due to the poor performance of the Partnership. For the year ended December 31, 2001 Rosenthal Collins Futures Management, Inc. has been paid $24,900 in brokerage fees, and Rosenthal Collins Group has been paid $4,010 in brokerage clearing commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a)  Security Ownership of Certain Beneficial Owners

     None of the Trading Managers owned units in the Partnership during 2001. On December 31, 2001 Rosenthal Collins Futures Management, Inc., the General Partner owned 11.18% of the Fund while Limited Partners Donald Christensen owned 10.21%, Roland Groome owned 10.21% , Kayser & Company owned 6.13%, Bertil DeBoutin owned 5.11%, and Sofico Inc. owned 5.11%.

     (b)  Security Ownership of Management

     Under the terms of the Limited Partnership agreement, the Partnership's affairs are managed by the General Partner and the Trading Manager has discretionary authority over the Partnership's commodity investments. As of December 31, 2001 the General Partner's interest in the Partnership was worth $35,611.

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

     During 2001, Crossbow Capital Management was Trading Manager. The Trading Manager does not have any affiliations with the General Partner, Rosenthal Collins Futures Management, or with Rosenthal Collins Group.

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

     (b)  Reports on Form 8-K

          none

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

10.02 Advisory contract between Registrant and Campbell and Co.

10.03
      Advisory contract between Registrant and Willowbridge.

10.04
      Advisory contract between Registrant and Telesis.

10.05  Advisory contract between Registrant and Timetech.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the _______ day of ___________, 2002.


THE GLOBAL OPPORTUNITY FUND, L.P.            STATE OF ILLINOIS
                                             COUNTY OF COOK

By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.

                                   SUBSCRIBED and SWORN to before me
                                   this ________ day of ______________, 2002

_________________________________
             By J. Robert Collins
                       President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.


By ROSENTHAL COLLINS FUTURES MANAGEMENT, INC.     STATE OF ILLINOIS
 General Partner of the Registrant                COUNTY OF COOK

                                             SUBSCRIBED and SWORN to before me
                                             this ______ day of __________2002

__________________________________
            By J. Robert Collins
                    President








     (the above signatories being the principal executive officer of Rosenthal Collins Futures Management, Inc.)

     The Global Opportunity Fund, L.P.
     (An Illinois Limited Partnership)

     INDEX TO FINANCIAL STATEMENTS



                                                              Pages

Independent Auditor's Report                                     F-2

Financial Statements:
  Statements of financial condition,                             F-3
    December 31, 2001 and 2000

     Statements of operations for                                F-4
    the years ended December 31, 2001, 2000, and 1999

  Statements of changes in partners' capital for                 F-5
    the years ended December 31, 2001, 2000, and 1999

  Notes to Financial Statements                                  F-6/F-10



Schedules are omitted because they are inapplicable or equivalent information has been included elsewhere herein.

                         INDEPENDENT AUDITOR'S REPORT


To the Partners
The Global Opportunity Fund, L.P.
Chicago, Illinois

We have audited the accompanying statements of financial condition of the Global Opportunity Fund, L.P. as of December 31, 2001 and 2000, and the related statements of operations and changes in partners' capital for each of the three years in the period ended December 31, 2001, 2000 and 1999, and the financial highlights for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above represent fairly, in all material respects, the financial position of the Global Opportunity Fund, L.P. as of December 31, 2001 and 2000, and the results of its operations and changes in partners' capital for each of the three years in the period ended December 31, 2001, 2000 and 1999, and the financial highlights for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Chicago, Illinois
January 25, 2002, except for Note 13, as to which the date is March 4, 2002

THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION
December 31, 2001 and 2000

                                                     2001         2000

ASSETS

Equity in broker trading accounts:
 Cash                                              $332,693     $473,103
 Unrealized gain on open contracts                    9,394       17,228


    Deposit with broker                             342,087      490,331

Interest receivable                                     453        1,533


                                                   $342,540     $491,864




LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Accrued administrative expenses                   $ 20,647     $ 22,605
 Accrued brokerage commissions and fees               3,449        2,566
 Accrued incentive fees                                  -         8,552
 Redemptions payable                                     -        17,740


    Total liabilities                                24,096       51,463


Partners' Capital
 Limited Partners (units outstanding: 2001 -
 4,359; 2000 - 4,764)                               282,833      394,918
 General Partner (units outstanding: 2001 and
 2000 - 537)                                         35,611       45,483

                                                    318,444      440,401


                                                   $342,540     $491,864





The accompanying notes are an integral part of these financial statements.

THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000 and 1999

                                           2001       2000        1999


Investment income
   Interest                              $  14,566  $  30,970   $  39,516


    Total income                            14,566     30,970      39,516

Expenses:
 Brokerage commissions                      28,910     40,298      65,702
 Management fees                                -       6,076      12,576
 Incentive fees                                 -       8,552      13,893
 Administrative expenses                    30,000     48,000      67,000

    Total expenses                          58,910    102,926     159,171


    Net investment (loss)                  (44,344)   (71,956)   (119,655)

Realized and unrealized gain (loss) from
  investments and foreign currency
   Net realized gain (loss) from futures
   trading                                 (38,859)  (124,190)     61,284
   Foreign currency transactions                -      (5,797)     (2,631)

                                           (38,859)  (129,987)     58,653


Net increase (decrease) in unrealized
appreciation
  (depreciation) on -
   Open futures positions                   (7,834)      636        8,472

                                            (7,834)      636        8,472


   Net realized and unrealized
     gain (loss) from investments
     and foreign currency                  (46,693)  (129,351)     67,125



    Net (loss) resulting from
    operations                           $ (91,037) $(201,307)  $ (52,530)




Net (loss) resulting from operations






 allocated to:
 Limited Partners                        $(81,165)  $(182,560)  $ (47,791)




 General Partner                         $ (9,872)  $ (18,747)  $  (4,739)




Net (loss) resulting from operations
 per Limited Partner unit outstanding
 throughout each year                    $ (18.02)  $ (34.20)   $  (8.47)




Net (loss) resulting from operations
 per General Partner unit outstanding
 throughout each year                    $ (18.39)  $ (34.91)   $  (8.82)





The accompanying notes are an integral part of these financial statements.

THE GLOBAL OPPORTUNITY FUND, L.P.
(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
Years Ended December 31, 2001, 2000 and 1999

                              Total
                              Number       General     Limited
                              of Units     Partner     Partners     Total


Balance, December 31, 1998       7,464      $ 68,969    $871,265     $940,234

 Redemption of 1,162 units of
   Limited Partnership
   Interest                     (1,162)           -     (148,399)    (148,399)
 Net (loss)                                   (4,739)    (47,791)     (52,530)


Balance, December 31, 1999       6,302        64,230     675,075      739,305

 Redemption of 1,001 units of
   Limited Partnership
   Interest                     (1,001)           -      (97,597)     (97,597)
 Net (loss)                                  (18,747)   (182,560)    (201,307)


Balance, December 31, 2000        5,301       45,483     394,918      440,401

 Redemption of 405 units of
   Limited Partnership
   Interest                       (405)
                                                  -      (30,920)     (30,920)
 Net (loss)                                   (9,872)    (81,165)     (91,037)


Balance, December 31, 2001        4,896     $ 35,611    $282,833     $318,444




                                                            December 31,
                                                          2001         2000


Net asset value per unit, Limited Partners              $  64.88     $  82.90




Net asset value per unit, General Partner               $  66.31     $  84.70




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

Significant accounting policies are as follows:

Accounting estimates: The preparation of financial statements requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Statement of operations: The presentation of the statement of operations has been reformatted to comply with Statement of Position 01-1, Amendment to Scope of Statement of Position 95-2, Financial Reporting of Nonpublic Investment Partnerships, to include commodity pools.

Note 1. Organization of the Partnership and Significant Accounting Policies (continued)

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

Note 2.   General Partner

For the fiscal year ended December 31, 1998, the General Partner had been Rosenthal Collins Group, L.P. (Rosenthal Collins). In April 1999, the General Partner changed its name to Rosenthal Collins Future Management, Inc. The General Partner conducts and manages the business of the Partnership and is required by the Limited Partnership Agreement to maintain an investment in the Partnership of at least 1% of the outstanding units in the Partnership. The Limited Partnership Agreement also requires the General Partner to maintain a net worth (as defined in the Limited Partnership Agreement) of not less than 10% of the total contributions to the Partnership.

Note 3.   Operating Expenses

Brokerage commissions payable to the respective FCM or General Partner include other trading fees and are charged based on a percentage of partnership net assets. Also, the Partnership incurs ongoing legal, accounting and administrative costs.

Note 4.   Related Party Transactions

Rosenthal Collins is the Partnership's FCM.

The Partnership pays the FCM 0.625 of 1% (a 7.5% annual rate) of the Partnership's month-end assets for brokerage and other services. Furthermore, the Partnership pays all "give-up" fees, as defined. For the years ended December 31, 2001, 2000 and 1999, brokerage commission expenses totaled $28,910, $40,298, and $65,702, respectively. As of December 31, 2001, brokerage commissions payable to the General Partner were $3,449.

Note 5.   Commodity Trading Advisors






The Partnership has advisory agreements with various commodity trading advisors
(CTAs). Each of the advisory agreements may be renewed at or prior to their expiration at the option of the General Partner. Each CTA, however, may terminate its advisory agreement with the Partnership prior to the expiration of its initial agreement upon 90 days' prior written notice. The CTAs will determine the commodity futures and forward trades to be made on behalf of the Partnership, subject to certain trading policies and to certain rights reserved to the General Partner.

Note 5.   Commodity Trading Advisors (cont.)

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

Note 7.   Deposits With Brokers

The Partnership deposits cash and U.S. Government securities with FCMs subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash and securities with such brokers. The Partnership earns interest income on its cash deposited with the brokers. At December 31, 2001, $332,693 of Partnership assets was held in segregation for the benefit of the Partnership in compliance with federal regulations.

Note 8.   Schedule of Investments

At December 31, 2001, the Partnership's assets were primarily cash on deposit with FCMs. The Partnership also had open futures contracts on various underlying commodities, all with delivery dates in 2002, and with an unrealized net gain (market value) of $9,394.

Note 9.   Financial Highlights

The following financial highlights reflect activity related to the limited partner class only. Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar quarter of the year ended December 31, 2001. An individuals limited partners' return may vary from this return based on several factors.

Per unit Operating Performance (For a limited partnership unit
Outstanding throughout the period from January 1, 2001 to December 31, 2001):


Net asset value, January 1, 2001                               82.90


Income from investment operations:
  Net investment income                                      (8.96)
Net realized and unrealized gain (loss) on investment
                                                               (9.06)
and foreign currency  transactions


Total from investment operations                             (18.02)



Net asset value, December 31, 2001                             64.88




Total Return:                                                (18.16)%

Supplemental Data:
Net assets applicable to Limited Partners, December 31, 2001 $ 289,536

Ratio to average net assets:
Expenses                                                      14.17 %
Net investment income (loss)                                 (10.64)%


Note 10.  Net Income (Loss) Per Unit

The net income (loss) per Limited Partnership unit outstanding throughout each period is the difference between the net asset value per unit at the beginning and end of the period.

Note 11.  Trading Activities and Related Risks

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). Trading gains from derivatives for the years ended December 31, 2001, 2000 and 1999, are reflected in the statement of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts. These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Note 12.  Fair Value of Financial Instruments

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

Note 13.  Subsequent Event

In February 2002, the General Partner decided to dissolve the Fund effective as of February 28, 2002.